Form 10-K
period 1999-12-31
COMSTAR NET INC
filed 2000-03-30
CIK 1093519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1999

                                     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                     COMMISSION FILE NUMBER:     333-92581

                               comstar.net, inc.
                   (Exact name of registrant in its charter)

                             Georgia                                               58-2235514
   (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

            2812 Spring Road, Suite 210, Atlanta, Georgia                            30339
              (Address of principal executive offices)                            (Zip Code)

        (Registrant's telephone number, including area code):                    (770) 485-6000

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

                        (Title of each class)                   (Name of each exchange on which registered)
                                 N/A                                                   N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable because there is no trading market for the common stock and no shares of common stock have been sold during the past 60 days. As of March 15, 2000, the Registrant had 12,428,514 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's prospectus filed on December 30, 1999 pursuant to Rule 424(b)(3) under the Securities Act of 1933, included within the registrant's registration statement on Form S-1 (No. 333-92581), are incorporated by reference in Part IV of this annual report on Form 10-K.

                               INDEX OF FORM 10-K

                                                                                                               PAGE
                                                                                                               ----

Item 1.        Business...........................................................................................1

Item 2.        Properties........................................................................................15

Item 3.        Legal Proceedings.................................................................................15

Item 4.        Submission of Matters to a Vote of Security Holders...............................................15

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.............................17

Item 6.        Selected Financial Data...........................................................................17

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.............19

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.........................................27

Item 8.        Consolidated Financial Statements and Supplementary Data..........................................27

Item 9.        Changes and Disagreements with Accountants in Accounting and Financial Disclosures................27

Item 10.       Directors and Executive Officers of the Registrant................................................28

Item 11.       Executive Compensation............................................................................31

Item 12.       Security Ownership of Certain Beneficial Owners and Management....................................35

Item 13.       Certain Relationships and Related Transactions....................................................36

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................37

                                     PART I

ITEM 1.  BUSINESS

         This Annual Report contains several "forward-looking statements" concerning comstar.net's operations, performance, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond the control of comstar.net. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

         - comstar.net's limited operating history and whether it will be able to achieve or maintain profitability;

         - whether comstar.net can attract and retain sales and marketing personnel or enter new marketing alliances to grow its business;

         - whether comstar.net can obtain, continue and manage growth or execute agreements with new customers;

         -  increased competition;

         - the unknown effects of possible system failures and rapid changes in technology; and

         - other factors discussed in this Annual Report and in comstar.net's registration statement on Form S-1 (No. 333-92581) as declared effective by the Securities and Exchange Commission on December 30, 1999, including the "Risk Factors" section contained therein.

OVERVIEW

         We are a rapidly growing provider of Internet services to middle market businesses, educational institutions and governmental organizations seeking a reliable, timely, and cost-effective Web presence for their business operations that rely on the Internet. Although we derive more than half of our revenues from providing high speed Internet access, our growth strategy is focused on our dedicated application server hosting, or DASH, services and our co-location services. With our DASH services we provide and maintain a server for the customer's exclusive use to install any software application the customer chooses. We also provide co-location services, in which we provide secure space to house customer-owned Internet equipment, and dedicated high-speed Internet access through our highly reliable network, which provides continuous Internet access to our customers by using multiple large ISPs and routing traffic around congested Internet exchange points.

         Our primary target market for our DASH services includes application service providers, or ASPs, and middle market businesses. We believe our DASH services offer significant value to:

         - ASPs who rely on us to provide the base infrastructure for their business, reducing the large capital expense for hardware and facilities that they would otherwise have to incur and allowing them to focus on delivering applications to their customers.

         - Middle-market businesses seeking to develop and deploy competitive Internet-based strategies. We believe that our affordable DASH services relieve these businesses of the high capital expenditures that they would otherwise have to incur for hardware and facilities and for costly technical experts to develop and maintain their networks.

         We expect our DASH services to grow more rapidly than our other services, to cost less to offer and to provide us with a suite of products that differentiate us from our competitors.

         In addition, we recently began offering our eCommerce Guarantee, or eCG, to our Internet access customers. We will reimburse our eCG customers' lost gross e-commerce profits, up to a specified limit per access line, for certain interruptions they suffer in their Internet access. The eCG applies if (a) the interruption occurs outside the point in the

Internet communications network at which the customer assumes responsibility, and (b) the customer loses gross e-commerce profits as a result. We expect this program to be fully operational in April 2000.

         We believe our growth and success in serving our target customer base is the direct result of our competitive strengths, including:

         - business Internet solutions that allow our customers to outsource a significant portion of their Internet technology and staff,

         - a network design that permits our customers to bypass congested Internet exchange points and avoid Internet exchange breakdowns, which increases the speed and reliability of our customers' Internet connection,

         - our simple, turnkey DASH services, which offer customers high quality, dedicated Web platforms,

         -  Internet access that we can tailor to meet each customer's needs,

         - over 100 business alliances which provide complementary design, development and integration services for our customers and represent a significant source of new customer referrals for us,

         -  a growing, geographically distributed field sales force,

         - knowledgeable and responsive customer support by our network experts, and

         - a senior management team with 60 years of combined experience in designing, implementing and managing communications networks.

INDUSTRY BACKGROUND AND OPPORTUNITY

         The Internet was originally conceived as a communications tool to be used by a limited number of researchers and academics. Today, it has escalated into a Web of approximately 196 million interconnected users. The Internet has evolved from a static, text-based medium to a graphically rich communications infrastructure. The creation and rapid development of the desktop computer simplified access to the Internet, encouraging consumers to seek information through this new medium. As the breadth of the information expanded, the Internet's applications and users grew as well. Businesses began investigating the potential of the Internet to reach the growing volume of customers on the Internet. To capture this emerging customer base, businesses needed a presence on the Internet and applications to facilitate electronic commerce.

THE INTERNET INFRASTRUCTURE

         The Internet has emerged as a significant global business communications medium, enabling millions of people to communicate, publish and retrieve information, and conduct business electronically. A multi-tiered system of local, regional and national ISPs has evolved to provide access to the Internet, transport data and, more recently, to provide value-added Internet services such as managed application server hosting, e-commerce and e-mail. ISPs exchange data in packets generated by their customers through direct or indirect connections with other ISPs. To meet the needs of ISPs to exchange data at centralized points, large ISPs have established a series of central Internet exchanges, which facilitate the transmission of data.

         Despite the relatively centralized nature of these exchange points, data traveling across the Internet often makes multiple connections or "hops" through a variety of local, regional and national ISPs, as it moves from the originating site, through a central exchange point, and to its final destination. While these centralized points have the advantage of having dozens of ISPs interconnected and exchanging Internet data, they increasingly face congestion problems that cause significantly longer response times for each end user. In addition, because data traveling across the Internet must often make connections through multiple ISPs, the failure of a single ISP's Internet connection can interrupt a user's data transmission over the Internet. Many ISPs have sought to improve data transmission reliability and speed by establishing private "peering connections" and network access points. This permits the ISPs to directly exchange Internet traffic while reducing the number of hops in their Internet connection and attempting to avoid the often-congested major Internet exchanges.

THE GROWTH OF THE INTERNET

         The Internet has experienced tremendous growth and has become a global medium for communications and commerce. According to International Data Corporation, or IDC, the ISP market in the United States reached $10.7 billion in 1998, representing a 43.0% increase over 1997 revenues. Business-related Internet access services generated approximately $2.9 billion of the $10.7 billion aggregate 1998 ISP revenue. Moreover, IDC predicts revenues generated from access services by business-related ISPs will increase by 75.9% to $5.1 billion in 1999 and reach $12.0 billion by 2003, growing at a compound annual growth rate of 36.2% from 1998 to 2003. In addition, IDC estimates that the total value of goods and services purchased over the Internet will increase from $50.5 billion in 1998 to approximately $734.0 billion by the end of 2002.

         Trends contributing to the growth of the business-related Internet market include:

         - the competitive need of small and mid-sized businesses to Web-enable key business processes,

         - the availability of Internet-platform packaged software applications,

         - the substantial increase in traditional retailers using the Internet as an additional marketing, sales and distribution channel,

         -  recent enhancements in the Internet's security and reliability,

         - an increase in the amount and diversity of business and educational information available on the Internet and the Web,

         -  the convenience and speed of conducting business over the Internet,

         -  the increasing availability of high bandwidth capacity, and

         - the proliferation of Internet access and ancillary Internet services.

         The demand generated by these new dynamics, combined with business customers' high quality service requirements, has fueled the growth in the number of businesses that outsource their Internet requirements to entities like comstar.net.

THE TREND TOWARD OUTSOURCING OF INTERNET OPERATIONS

         Over the last few years, enterprises that focus solely on distributing products and services over the Internet have emerged, and more recently, mainstream businesses have begun to implement Web sites to complement their traditional business models and applications. Various factors that continue to attract these businesses to the Internet include the transformation of Web sites from being primarily text-based and informational to becoming interactive, multimedia-enabled and transaction oriented.

         However, many businesses lack the resources and expertise to cost-effectively develop, maintain and continually upgrade their network facilities and systems. Hiring individuals with the expertise to establish and maintain sophisticated Internet technology is costly, and businesses often find it difficult to manage new technologies and to integrate them into their infrastructure. Even when enterprises do possess the necessary resources, those enterprises are often migrating towards outsourcing their Internet-related functions to focus on their core businesses, enhance the performance and reliability of their Web sites and reduce their Internet-related operating expenses. By outsourcing Internet requirements, customers can maintain scaleable, cutting-edge Web sites to optimize the value of their operations.

WEB HOSTING AND CO-LOCATION

         To realize the opportunities of the Internet, companies must develop an attractive Internet presence that is easily accessible to potential customers. However, rapid Internet and technology growth has outpaced the ability of many businesses to develop the necessary internal information technology knowledge and tools. A variety of companies have begun to focus on providing Internet services such as Web hosting, in which the company provides and maintains a non-exclusive service to install software applications chosen by the customer, and co-location services, in which the company provides secure space to house customer-owned Internet equipment, and other Web-related services. Typically, companies offering these services build data centers to serve their customers. According to IDC, corporate Internet access and value-added services, such as Web hosting and co-location, are the fastest growing services offered by ISPs. Corporate access revenue and value-added services revenue were $5.9 billion in 1998 and are expected to grow to approximately $25.0 billion by 2003.

APPLICATION HOSTING

         Historically, companies have used application software to automate and improve the efficiency of core business functions. However, most applications were custom designed, requiring large capital expenditures and long periods of implementation. More recently, software companies have developed packaged software applications, which allow manufacturers to lower production costs, and therefore sales prices, by standardizing software applications for multiple users and disparate operating systems. The application-hosting model further simplifies and streamlines this process. Rather than access business applications from an in-house server, a user would remotely access, monitor, and upgrade the information on its Web site server stored at a hosting company's stand-alone data center. From the end user's perspective, the two methods of access are identical. To the ASP's customer, however, the hosted method offers significant cost savings. There are few limits on the type of applications that can be hosted, which permits companies to move less expensive email and office computing software off-site as well as more expensive back-office applications. In addition, the enterprise customer can often outsource maintenance requirements, further reducing its overhead costs.

CURRENT BUSINESS STRATEGIES

         We intend to become a leader in providing middle market businesses and ASPs with high quality, cost-effective business solutions that allow them to take advantage of the Internet without having to develop and maintain their own Internet technology and hire and retain an extensive Internet staff. To achieve this objective, we intend to continue to rely on the following core elements of our business strategy:

         -  Increasing the Percentage of our Revenues from Data Center
            Services.

         -  Targeting Middle Market Business Customers.

         -  Providing Highly Reliable Internet Access.


         -  Providing Superior Customer Support by Network Experts.



         We intend to further develop our business by pursuing the following key growth strategies:


         -  Broadening Our Marketing Activities.


         -  Pursuing Strategic Sales and Distribution Alliances.


         -  Expanding Our Network Nationally.

         -  Engaging in Strategic Acquisitions.

NETWORK DESIGN

         To increase Internet access speed for our customers, we designed our network to avoid congested areas on the Internet. Most Internet traffic moves through central Internet exchanges. To avoid transporting all of our customers' traffic through these central exchanges and the related network access points, we have established transit agreements with very large ISPs, including UUNET, GTE Internetworking, Sprint and Intermedia Internet. These agreements provide direct access to the ISP's broad intranet of customers, providing our customer's data traffic a path to and from its destination and origin that avoids the central exchanges. Through this network, we can also dynamically reroute traffic quickly and efficiently. Our network experts monitor traffic patterns and congestion points throughout the network and reroute our customers' traffic to a different Internet link when there is excessive congestion. As a result, we can deliver most of our customers' Internet traffic while bypassing congested points on the Internet.

         Another important characteristic of our network is its high level of reliability. We maintain multiple links with very large ISPs to protect against a service outage should one or more links fail. Our equipment automatically monitors Internet traffic and reroutes it to avoid breakdowns at Internet exchanges and access points so that our customers' upstream transmissions are not affected by failures in other systems. In addition, each data center and POP we operate has multiple fiber or copper telecommunications lines into the facility so that downstream transmissions operate reliably.

         To enhance the functionality of our services, we have entered into a memorandum of understanding with Akamai Technologies, Inc. to provide our customers with an advanced content delivery service for their Web sites. Akamai's network of 1,200 globally distributed servers store or "cache" local copies of frequently accessed, bandwidth intensive portions of our customers' Web pages, such as complex graphics, advertisements, logos, software downloads and pictures. When an Akamai-enhanced Web site is downloaded, these cached files are downloaded from the server that can deliver the content most efficiently based on geographic proximity, performance and congestion of all available servers on Akamai's network. In this way, the Akamai servers intelligently smooth Internet traffic patterns, thereby leveraging and enhancing existing bandwidth capacity in our network. We believe our arrangement with Akamai further enhances our service offerings for our customers.

SERVICES

         We create tailored solutions for our customers based on their business and technical requirements, modifying these solutions as our customers' needs evolve. Our highly reliable services are supported by our knowledgeable and responsive network experts, some of whom are the same professionals that implemented our network, unlike many of our competitors. Our primary services include DASH, co-location services and dedicated Internet access. We also offer Web hosting, email services and domain name services.

         Our customer contracts require us to provide our services for a one-year, two-year or three-year term, and contain, among other things, a limited service level warranty related to the continuous availability of service on a 24 hours per day, seven days per week basis, except for scheduled maintenance periods. This warranty provides a credit for free service for disruptions in our Internet access services. At the end of the term of a contract, a customer may elect to extend the contract's term on a month-to-month basis. Any change or upgrade in service, however, typically requires a new contract for a new term.

         In addition, we have begun to market our eCommerce Guarantee, or eCG, to e-commerce customers. Under this program we will reimburse customers for their lost e-commerce profits, up to a specified limit per access line, due to disruptions of their Internet connections that occur at any point over which we assume responsibility for the Internet communications network. Unlike the service level agreements commonly offered by access providers, we will reimburse for lost gross e-commerce profits of each customer based on their individual business patterns, rather than paying a set fee per hour of interruption they experience. The eCG goes much further than a typical industry service level agreement toward adequately and appropriately compensating customers for the lost value to their business of the disruption.

         DASH - Dedicated Application Server Hosting. Our managed application hosting service, which we first introduced in June 1999 and which we refer to as our dedicated application server hosting, or DASH, service, provides a server for the customer's exclusive use to install any software application the customer chooses. In addition, we will provide all required maintenance on the server hardware. This service, which is similar to the services being offered by computer service providers, or CSPs, is targeted at businesses with high volumes of Internet traffic, complex Internet-based applications and Web services that are extremely important to their daily operations. Unlike typical Web hosting operations that host multiple customers' Web sites on a single server, we provide our DASH services with only one customer per server. As a result, a customer need not be concerned about how its actions or applications might impact other customers' applications housed on the same server, or how its server might be affected by other customers' actions or applications.

         Our DASH services are compatible with the products of many leading hardware and software system vendors, including Cobalt Networks, VA Linux Systems, Hewlett-Packard, Sun Microsystems, Silicon Graphics, Microsoft and Allaire. This multi-vendor flexibility enables our customers to select their own technical solutions and to integrate their Internet operations with their existing information technology. In addition, our customers can augment their services with hardware or software that we provide or software that they purchase directly from others.

         Co-location. Our co-location services provide secure space to house customer-owned Internet equipment. Based upon their business and technical requirements, customers may select from shared cabinet facilities, exclusive cabinets or custom-built rooms with additional security features. All co-location facilities include dedicated electrical power circuits to ensure that we meet each customer's power requirements. Because the Internet operations of our co-location customers frequently require hardware and software upgrades, we give customers unlimited but secure access to their leased co-location space. Additional space, electrical power and Internet services can be tailored to meet our customers' needs.

         Our Atlanta data center houses the computers that operate the core functions of our DASH and co-location businesses, including communications equipment, data storage and retrieval systems, security software and hardware and related customer support. Our data center provides customers with a secure, climate-controlled facility that they cannot readily or inexpensively create at their own place of business. The data center contains:

         -  a power supply with a back-up generator,

         -  fire suppression and containment capabilities,

         -  raised floors,

         -  fully redundant HVAC, and

         -  high levels of physical security.

         We intend to open new data centers in Washington, D.C. and four other cities before the end of 2000. We believe our data centers will be an important factor in attracting customers and marketing our data center services.

         Internet Access. Our Internet access services are designed to deliver the ease of expansion, high availability and performance required by moderate to high volume Internet operations that are central to a customer's business.

         Our Internet access options include:

SERVICE                            DESCRIPTION                                 BENEFITS
-------                            -----------                                 --------
T1, Fractional T1                  Leased lines are a dedicated                Leased lines, which are priced on a per-
and T3 Leased Lines                service that delivers access                mile basis, provide a customer with a
                                   speeds from 56Kbps to 45Mbps.               truly private network where no other
                                                                               entity's data flows over the same network.
                                                                               Leased lines are very cost-effective when
                                                                               reasonably close to one of our POPs or our
                                                                               data center.

Frame Relay                        Frame relay is a dedicated                  Gives customers connecting geographically
                                   service that delivers access                dispersed offices an affordable alternative
                                   speeds from 56Kbps to 45Mbps.               with pricing that is not based on mileage.

Symmetrical Digital                SDSL is a dedicated service                 Provides inexpensive Internet access for
Subscriber Line, or SDSL           using digital technology to                 customers with high bandwidth
                                   deliver access speeds from                  requirements.
                                   160Kbps to 1.54Mbps.

Integrated Services                ISDN is a dial-up service                   Provides inexpensive Internet access for
Digital Network, or ISDN           utilizing digital signaling                 customers with low bandwidth
                                   technology to deliver access                requirements.
                                   speeds of either 64Kbps or
                                   128Kbps.

         We have begun to market an important enhancement to our Internet access options - the eCommerce Guarantee, or eCG. We will compensate our eCG customers for the lost gross e-commerce profits, up to a specified limit per access line, for certain interruptions they suffer in their Internet access service. The eCG will apply if the interruption (a) occurs outside the point at which the customer assumes responsibility for the Internet communications network, and (b) causes the customer to lose profits. An insurance company has insured our liability for the eCG, and we will be responsible for a specified interruption deductible based on the type of line, with an overall deductible limit for any single event that causes multiple interruptions. The maximum amount any customer will be able to recover during the term of its contract is based on the type of line. Although we expect to fully implement our eCG in the near future, we cannot assure that it will be implemented in a timely manner.

CUSTOMERS

         Most of our customers are middle market businesses, but our customer base also includes other ISPs and several larger companies. The Internet service needs of our target customers differ significantly from those of typical individual consumers. Enterprises often view their Internet access and related services as critical to their business. They demand dedicated, high speed Internet access and knowledgeable, prompt and often highly technical customer support. When marketing our services, we focus on creating the best solutions to meet our customers' needs and not simply promoting our technology. We work with our customers' management and information technology teams to analyze their Internet needs and create solutions to specifically address those needs. Compared to individual consumers, enterprise customers are usually less price sensitive and more willing to pay a premium for creative solutions crafted to meet their needs. As a result, we believe that providing Internet services to enterprise customers generates greater revenues and higher margins per customer than servicing individual consumers.

         Our customer nBank, a division of The First National Bank of Commerce, provided 9.1% of our revenues for the year ended December 31, 1998 and 10.0% of our revenues for the year ended December 31, 1999. No other customer accounted for more than 10% of our revenues during either period.

SALES AND MARKETING

         We sell our services primarily through a direct consultative approach to end customers. We also develop joint selling relationships with ASPs and other Internet-focused partners to facilitate indirect sales of our products. We have developed several "partnership" programs to meet the various requirements of joint selling arrangements. We have begun a new advertising and media campaign to build awareness of our name, our DASH services and our quality of service.

         In each market we recruit local sales account executives who are highly knowledgeable of Internet strategies and capable of assisting customers in developing their approach to using the Internet as a sales or productivity tool. These account executives develop our partnership relationships in their regions as well. The local sales account executives are supported by our telesales staff in Atlanta, which can handle sales opportunities that require less complex solutions.

         We intend to expand our direct sales force and further develop our indirect and joint sales channels. We are improving our generation of leads for prospective customers by using outside telemarketing services in combination with direct mail and other targeted approaches like print advertising.

DIRECT SALES

         The role of our direct sales employees is to follow up and close on leads generated by our marketing programs, drive personal sales programs directed at specific industries and to develop partnership relationships. Our experience indicates that the personal consultative approach afforded by local sales personnel is critical to the successful promotion of our services. We will actively monitor our target markets and will add additional sales professionals to meet customer demand.

INDIRECT SALES

         VIP program. Certified reselling, referral and joint marketing programs have proven to be a successful marketing approach for comstar.net. Our current program, the Valued Internet Partner, or VIP, program is a referral relationship whereby the VIP refers qualified opportunities to us and earns a fee if we secure the business. Typically, the VIP is previously engaged in some activity with the prospective end customer, such as assisting it on Web-related issues such as design, software development or customer premise equipment sales and service.

         CAP program. Our new comstar.net Alliance Partner program is a certified reseller program where the CAP maintains the customer relationship while selling either branded or private label comstar.net services. The services are contracted and billed to the CAP on a monthly basis at discounted fees, and the CAP maintains the billing and collections relationship with the customer. We perform the installation responsibilities as well as the ongoing customer support for the comstar.net services.

         MAP program. We have also recently begun our Managed Application Partner program, which seeks to establish joint marketing and sales relationships with ASPs, independent software developers and software integrators. This program is designed to establish comstar.net as the preferred server hosting location for the end user or the ASP.

         Web site referral application. We intend to develop a comstar.net Web site application to allow our various "partners" to describe their solutions and competencies to prospective customers. As prospective customers are encouraged to visit our site via marketing programs, our sales efforts can introduce incremental opportunities to our partners. In turn, our various partners have incentives to refer, jointly sell or resell business to us.

TELESALES

         Our marketing programs occasionally deliver opportunities that do not require sophisticated on-site sales resources. These opportunities are handled by our "telesales" center, located at our headquarters in Atlanta. This center completes sales of Internet access and less sophisticated dedicated server opportunities over the phone. Our telesales employees respond to inbound sales leads resulting from marketing campaigns. They also make outbound calls to prospects in particular industries we target. During interactions with a prospective customer, our telesales staff tries to define a customer's needs and either close a sale or refer the client to our direct sales force, depending on the complexity and sophistication of the customer's request.

MARKETING AND BRANDING

         In 2000, we intend to significantly expand our marketing efforts to stimulate increased demand for our services and build the comstar.net brand. We plan to invest in the brand through an integrated marketing process that frequently and consistently delivers our business model and our competitive strengths. We intend to focus our combination of print advertising, direct mail, telemarketing, event marketing and public relations efforts on our targeted DASH market and differentiating ourselves with the eCG. In addition, we will use our various "partner" programs to enter new geographic markets as we expand our network. Therefore, our marketing and branding programs will attempt to attract partners as well as prospective customers.

         We intend to launch an online advertising campaign during the second half of this year that will build market awareness of comstar.net at key business junctures on the Internet where we have determined our target customers regularly travel.

COMPETITION

         The market for managed application hosting services, co-location, and Internet access is very competitive. The tremendous growth and potential size of the market for Internet services has attracted many new start-ups as well as existing businesses. In addition to other national, regional and local ISPs, our current and prospective competitors include long distance and local exchange telecommunications carriers, cable television operators and their affiliates, satellite and wireless communications companies and providers of co-location and other data center services. When compared to us, many of our competitors have substantially greater financial, technical, marketing and personnel resources; larger customer bases; a broader range of services; more extensive networks and facilities; longer operating histories; greater name recognition and market presence; and more established business relationships in the industry. Further, intense price competition could significantly reduce our operating margins and adversely affect our operating results.

         The principal competitive factors in our market include:

         - Internet system engineering expertise and advanced technical functions,

         -  price of services,

         -  availability and quality of customer service and support,

         -  timing of introductions of new services,

         -  network capability,

         -  network security,

         -  reliability of services,

         -  financial resources,

         -  variety and quality of services,

         -  ease of expansion,

         -  ability to maintain, expand and add new distribution channels,

         -  broad geographic presence,

         -  brand name, and

         -  conformity with industry standards.

         Value-Added Service Providers. As we increasingly focus our business on and increasingly generate revenues from our DASH and co-location services, competition from other value-added service providers will become more intense. Value-added service providers are companies that provide a range of Internet-related services, including co-location, server hosting, maintenance and security. Our competitors in this market include co-location providers like Exodus Communications, Frontier GlobalCenter, Digex and USInternetworking. They also include application service providers such as NaviSite and Digital Nation, which Verio recently acquired.

         ISPs. Our primary competitors for our Internet access services include other ISPs with a significant national presence that focus on business customers, such as UUNET, GTE Internetworking, PSINet, Concentric Network, EarthLink, Verio and Intermedia Internet. We also compete with smaller regional and local ISPs in our targeted geographic regions such as Net Depot and Lyceum. Our customer base includes smaller ISPs, which may also compete with us for customers in their markets.

         Telecommunications Carriers. All of the major long distance companies, including AT&T, MCI Worldcom and Sprint, offer Internet access services and compete with us. Local exchange carriers, including the regional Bell operating companies, have also increasingly begun to enter the Internet access market and compete with us. We believe that many long distance and local telecommunications carriers will seek to acquire ISPs, enter into joint ventures with them and purchase Internet access wholesale from ISPs to address the Internet access requirements of those carriers' current enterprise customers. Worldcom's acquisition of UUNET, GTE's acquisition of BBN and Cable & Wireless's acquisition of internetMCI are indicative of this trend. Accordingly, we expect to experience increased competition from the traditional large telecommunications carriers.

         Cable Operators, Direct Broadcast Satellite and Wireless Communications Companies. Many of the major cable television operators, such as MediaOne, have begun to offer or have announced an intention to offer Internet access through their existing cable infrastructure. Seeking to take advantage of this installed cable infrastructure and the Internet access opportunities it affords, many telecommunications providers have acquired cable companies, such as AT&T's acquisition of TCI and @Home. While many cable companies are faced with large-scale upgrades of their existing plant equipment and infrastructure to support connections to the Internet and become competitive, we believe that some smaller enterprise customers may be attracted by the combined services already being offered by cable operators. Other alternative service communications companies have also announced plans to enter the Internet access market with various wireless and satellite services and technologies.

GOVERNMENT REGULATION

INTERNET REGULATION

         Currently, only a small body of laws and regulations directly apply to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, however, laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to these issues. We cannot predict the impact on our business of any new laws and regulations or the manner in which existing and new laws and regulations may be interpreted and enforced. For example, recently, Congress passed and the President signed into law:

         - The Communications Decency Act, which protects ISPs from defamatory statements made on or accessible through the provider's service.

         - The Digital Millennium Copyright Act, which provides stronger copyright protection for software, music and other works on the Internet. Under this law, ISPs and Web site operators must register with the United States Copyright Office to avoid liability for infringement by their subscribers.

         - The Child Online Protection Act, which makes it illegal to communicate material that is harmful to minors on the Internet for commercial purposes in a manner accessible by minors. This law also requires Web sites to obtain parental consent before collecting information from children who are age 12 and younger.

         - The Child Protection and Sexual Predator Punishment Act, which imposes criminal penalties for using the Internet to solicit minors for sexual purposes, and for sending obscene material to persons under the age of 16.

         - The Internet Tax Freedom Act, which imposes a three-year moratorium on taxes which are multiple or discriminatory, to give state and federal lawmakers time to develop a more comprehensive approach to Internet taxation. The moratorium will end in October 2001.

         In addition, there is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy. The vast majority of these laws was adopted before the advent of the Internet and, as a result, did not contemplate the unique issues of the Internet. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly requirements, create uncertainty in the market or in some other manner have an adverse effect on Internet commerce. These developments could, in turn, have a material adverse effect on our business.

         While no one has ever filed a claim against us relating to information carried on, stored on, or disseminated through our network, someone may file a claim of that type in the future and may be successful in imposing liability on us. If that happens, we may have to spend significant amounts of money to defend ourselves against these claims and, if we are not successful in our defense, the amount of damages that we will have to pay may be significant. Any costs that we incur as a result of defending these claims or the amount of liability that we may suffer if our defense is not successful could materially adversely affect our business. If, as the law in this area develops, we become liable for information carried on, stored on or disseminated through our network, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts for new equipment and discontinue offering some of our services.

         The United Kingdom and the European Union have adopted legislation and directives that have a direct impact on business conducted over the Internet and on the use of the Internet. For example, the United Kingdom Defamation Act of 1996 protects ISPs, under some circumstances, from liability for defamatory materials stored on its servers. The European Directives on the Protection of Consumers, Data Protection, and Distance Selling are expected to have direct effects on the use of the Internet for commercial transactions and will create additional layers of consumer protection legislation with respect to electronic commerce. In addition, governmental authorities throughout the world are contemplating numerous other regulatory schemes. As in the United States, there is uncertainty as to the enactment and impact of foreign regulatory and legal developments. These developments may have an adverse effect on our business.

         Our Internet access service transmits some data over public telephone lines. Regulations and policies establishing charges, terms and conditions for communications govern these transmissions. As an ISP, we are not currently regulated directly by the Federal Communications Commission, or the FCC, or any other agency, other than regulations applicable to businesses generally. We could, however, become subject in the future to regulation by the FCC and/or other regulatory agencies if we become classified as a provider of basic telecommunications services. As a result, compliance with these FCC regulations could affect the charges that we pay to connect to the local telephone network because ISPs, unlike long distance telephone companies, are not currently required to pay carrier access charges. Access charges are assessed by local telephone companies on long-distance companies for the use of the local telephone network when the local telephone companies originate and terminate long-distance calls, generally on a per-minute basis. The payment of access charges has been a matter of continuing dispute, with long-distance companies arguing that the charges are substantially in excess of actual costs and local telephone companies arguing that access charges are justified to subsidize lower local rates for end users. In May 1997, the FCC reaffirmed its decision that ISPs will not be required to pay these access charges. Subsequent statements issued by the FCC have not altered this conclusion. The FCC also has concluded that, unlike providers of basic telecommunications services, ISPs are not currently required to contribute a percentage of their revenues to the federal universal service fund and are not expected to contribute to similar funds established at the state level.

         Both the access charge issue and the universal service fund treatment of ISPs are the subjects of further FCC proceedings and may change. Telephone companies have requested the FCC to reconsider or reverse its decisions in these areas, and their arguments are gaining support as Internet-based telecommunications services begin to compete with conventional telecommunications services. We cannot predict how these matters will be resolved but it may adversely affect us if, in the future, ISPs are required to pay access charges or contribute to the universal service fund.

PROPRIETARY RIGHTS

         General. Although we believe that our success is more a function of our technical expertise and customer service than our proprietary rights, our success and ability to compete depend in part upon our technology. We rely on a combination of contractual restrictions and copyright, trademark and trade secret laws to establish and protect our technology. Our policy is to require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with us. The steps we have taken may not be adequate to prevent misappropriation of our technology, or our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

         Licenses. We developed some software for nschool Communication Systems, Inc. and received rights to use the software in exchange for the development of the software. Specifically, we have the right to use the separable components of the software for any purpose and to use the combined software product for limited purposes. We are specifically prohibited from using the software to provide electronic communications, Internet applications and services to organized, group-based educational entities.

         Trademarks. We own three federal trademark registration applications, which are currently pending in the United States Patent and Trademark Office. We filed two applications in May 1999 and one application in August 1999. In May 1999 we filed applications for the marks ComStar Internet Services, Inc., with design, and ComStar Internet & Wireless, Inc., with design, and in August 1999 we filed an application for the mark comstar.net, inc., with logo. The applications are based on our intent to use these marks in commerce in connection with Internet access, Web hosting and co-location services for businesses. We have used marks containing variations of the word "comstar" since 1996, and no third party has notified us of any objection to our use of any of these marks.

         In addition, our wholly owned subsidiary, Comstar Telecom & Wireless, Inc., filed an application for the mark Comstar Telecom & Wireless, Inc. in September 1999. The application is based on our subsidiary's intent to use the mark in commerce in connection with local exchange carrier and long distance communication services.

         The United States Patent and Trademark Office has now examined our application to register the mark comstar.net, inc. and the related design. Registration of the mark has been refused on the ground that the mark, when used on or in connection with the identified services, so resembles certain currently registered marks for COMSTAR or similar terms as to be likely to cause confusion, to cause mistake or to deceive. We disagree with the findings of the examining attorney and are taking steps to vigorously contest the rejection and pursue the registrations.

         The United States Patent and Trademark Office has also examined our application to register the mark Comstar Internet Services, Inc. and the related design and our application to register the mark Comstar Internet & Wireless, Inc. and the related design. Registration of both marks has been refused on the ground that the marks, when used on or in connection with the identified services, so resemble a currently registered mark for COMSTAR as to be likely to cause confusion, to cause mistake or to deceive. Registration has also been provisionally refused in view of a pending application to register a mark that includes the term COMSTAR owned by a different party. We disagree with the findings of the examining attorney and are taking steps to vigorously contest the rejection and pursue the registrations. The Patent and Trademark Office has not yet responded to our application for our subsidiary's application for the Comstar Telecom & Wireless, Inc. mark. In addition, we own the Switch Hotel trademark but have not filed a federal trademark application for it.

EMPLOYEES

         As of December 31, 1999, we employed 42 people, including full-time and part-time employees. We consider our employee relations to be good. All employees have entered into non-disclosure, non-compete, and non-solicitation agreements with us. None of our employees is covered by a collective bargaining agreement.

FACILITIES

         We lease our headquarters facilities in Atlanta, Georgia under a lease that expires on September 30, 2000. The lease covers approximately 4,200 square feet and the annual rent is approximately $66,000. The lease relating to the data center at our Atlanta facility expires on September 30, 2004 and has an annual rent of approximately $67,000 for the first year. The annual rent will increase by approximately 4.0% each year for the remainder of the lease. The data center comprises approximately 4,500 square feet, including external space for a generator.

         We lease approximately 660 square feet of office space in Athens, Georgia, which contains our POP for that area, as well as several full-time and part-time employees. We lease this space under an agreement that expires on June 30, 2001. The annual rent for the Athens facility is approximately $7,600. Our office space in Miami, Florida and Raleigh, North Carolina each comprises less than 500 square feet and the combined annual rent is approximately $16,000. We also house servers in additional offices in Miami, Florida; Durham, North Carolina; Birmingham, Alabama; Columbus, Georgia; and Houston, Texas under co-location agreements with various customers and telecommunications providers.


ITEM 2.  PROPERTIES

         See the information provided in Item 1 - Business - Facilities for information with respect to comstar.net's facilities.

ITEM 3.  LEGAL PROCEEDINGS

         comstar.net may be involved from time to time in legal proceedings arising in the normal course of its business and otherwise. comstar.net is not a party to any pending legal proceedings which it believes are material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the shareholders of comstar.net was held on October 14, 1999 for the following purposes:

         1. to approve our amended and restated articles of incorporation to: effect a 1-for-2 reverse stock split of our outstanding capital stock; decrease the number of authorized shares of common stock to 50,000,000; eliminate the authorized shares of series A common stock and series B common stock and convert these shares to common stock; require super majority approval by the directors and shareholders of change in control transactions; and implement a classified board of directors;

         2.    to approve the amended and restated bylaws;

         3. to approve our amended and restated 1999 stock option and incentive plan; and

         4.    to approve our director stock option plan.

         Only shareholders of record at the close of business on September 17, 1999 were entitled to vote at the special meeting. Proxies for the special meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management's solicitations.

         Proxies and ballots were received from the holders of 5,264,327 shares of series A common stock, representing approximately 98% of the total number of shares of series A common stock outstanding and from the holders of all 5,000,000 shares of series B common stock outstanding.

         The results were as follows:

                                                                      FOR           AGAINST       ABSTAIN
                                                                      ---           -------       -------
         1.      The proposal to amend and restate the
                 articles of incorporation                         55,193,030        27,514        43,783

         2.      The proposal to amend and restate the
                 bylaws                                            55,255,570         8,757           -0-

         3.      The proposal to amend and restate the 1999
                 stock option and incentive plan                   55,264,327           -0-           -0-

         4.      The proposal to approve the director stock
                 option plan                                       55,264,327           -0-           -0-

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

         None of our securities are currently publicly traded. We currently have approximately 48 shareholders of record.

         To date, we have not paid cash dividends on our common stock. We also do not anticipate paying cash dividends on our common stock in the near future.

RECENT SALES OF UNREGISTERED SECURITIES

         (a) Issuances of Capital Stock

         Between November 23, 1998 and June 30, 1999, we sold 371,786 shares of common stock series A at a price per share of $5.71 to 25 investors in a private financing for a total of $2,122,744 in cash. On January 5, 2000, we issued a total of 1,276,658 shares of common stock to these investors, pro rata and without any additional cash payment by those investors.

         (b) Certain Grants of Options

         As of December 31, 1999, we had issued options to purchase 1,537,250 shares of common stock pursuant to the Amended and Restated 1999 Stock Option and Incentive Plan and options to purchase 200,000 shares of common stock pursuant to the Director Stock Option Plan. As of December 31, 1999, 2,000 of these options had been forfeited.

         No placement agents were involved in the foregoing sales of securities. Each issuance of securities described above was made in reliance on one or more of the exemptions from registration provided by Sections 3(a)(11), 4(2) and 4(6) of the Securities Act, Regulation D and Rule 701, as promulgated by the SEC pursuant to the Securities Act. All recipients of securities in these transactions were either (a) eligible participants in a compensatory plan or (b) accredited investors who represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution of those shares. We affixed appropriate legends to the share certificates we issued in those transactions. All recipients of these securities had adequate access, through their relationships with comstar.net, to information about us. All of these securities are deemed restrictive securities for purposes of the Securities Act.

USE OF PROCEEDS FROM REGISTERED LIMITED PUBLIC OFFERING

         On December 30, 1999, our registration statement on Form S-1 (Commission File No. 333-92581) relating to the registered limited public offering of 100 investment units consisting of an 8% Senior Convertible Note and a stock purchase warrant sold for an aggregate of $50,000 per unit was declared effective. This offering closed on January 5, 2000, and net proceeds from the offering were approximately $4.5 million after deducting placement agent commissions ($300,000) and expenses related to the offering. In 2000 we repaid approximately $1.2 million in debt and interest (all of which was either owed to or guaranteed by one or more of our affiliates, as explained in Item 11 - Executive Compensation - Compensation Committee Interlocks and Insider Participation), and we have used or are using the balance of approximately $3.3 million for working capital and to pay for costs associated with our Washington, D.C. data center, which we plan to open in April 2000.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

         The following selected financial data of comstar.net for the period from inception, March 5, 1996, to December 31, 1996, for the years ended December 31, 1997, 1998 and 1999 and as of December 31, 1996, 1997, 1998 and
1999 are derived from our audited financial statements. You should read the following data along with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes included elsewhere in this annual report.

         During the year ended December 31, 1999 we incurred compensation expense of approximately $3.4 million as a result of options we granted to purchase our common stock. Without giving effect to this compensation expense, for the year ended December 31, 1999, operating loss would have been $2,064,673, net loss would have been $3,465,653, net loss per share (basic and diluted) would have been $.34, and total shareholders' equity would have been $645,230. For an explanation of the determination of the number of shares used to compute basic and diluted net loss per share and weighted average shares outstanding, see note 2 of the notes to our financial statements.

                                               PERIOD FROM INCEPTION
                                                   (MARCH 5, 1996)                       YEAR ENDED
                                                   TO DECEMBER 31,                       DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                        1996              1997               1998                   1999
                                                   ------------       ------------       ------------           ------------
              STATEMENT OF OPERATIONS
              DATA:
              Revenues:
                Internet access ...............    $     29,579       $    399,167       $  1,334,053              1,972,674
                Data center services ..........          33,048            205,171            417,112                643,249
                Circuit rebill ................             276             44,459            255,230                528,312
                Other .........................           2,495             26,772            135,950                 91,015
                                                   ------------       ------------       ------------           ------------
              Total ...........................          65,398            675,569          2,142,345              3,235,250
                                                   ------------       ------------       ------------           ------------
              COSTS AND EXPENSES:
                Cost of network services ......          73,963            528,835          1,235,862              2,106,320
                Salaries and wages ............         150,448            370,145            521,570              1,518,843
                General and administrative ....          67,259            131,767            379,036              1,071,229
                Rent ..........................          21,792             33,152            106,417                124,991
                Management fees ...............           8,000             42,000             60,000                 30,000
                Depreciation and
                  amortization ................          11,622             57,255            284,598                448,840
                Stock compensation expense ....              --                 --                 --              3,411,233
                                                   ------------       ------------       ------------           ------------
              OPERATING LOSS ..................        (267,686)          (487,585)          (445,138)            (5,475,906)
                                                   ------------       ------------       ------------           ------------
              OTHER (EXPENSE) INCOME:
                Costs of canceled initial
                 public equity offering .......               0                  0                  0             (1,082,827)
                Interest expense ..............         (10,434)           (66,201)          (150,605)              (191,015)
                Other income (loss) ...........              --              6,542             (1,987)                14,806
                Equity in net loss of
                  investee ....................              --                 --                 --               (141,944)
                                                   ============       ============       ============           ============
              NET LOSS ........................    $   (278,120)      $   (547,244)      $   (597,730)          $ (6,876,886)
                                                   ============       ============       ============           ============
              PER SHARE DATA:
              NET LOSS PER SHARE (BASIC AND
                DILUTED) ......................    $       (.03)      $       (.05)      $       (.06)          $       (.67)
                                                   ============       ============       ============           ============
              WEIGHTED AVERAGE SHARES
                OUTSTANDING ...................      10,000,000         10,000,000         10,005,731             10,269,640
                                                   ============       ============       ============           ============



                                                                            AS OF DECEMBER 31,
                                                  ------------------------------------------------------------------------
                                                      1996               1997                1998                 1999
                                                  ------------       ------------       ------------         -------------
              BALANCE SHEET DATA:
              Cash and cash equivalents ......    $      6,402       $     54,676       $    283,621         $      8,099
              Working capital (deficit) ......        (379,483)          (883,047)        (2,174,370)          (3,960,766)
              Total assets ...................         123,965            529,519          1,649,847            1,936,055
              Total debt, including current
                maturities ...................         328,924          1,128,845          2,214,232            2,204,813
              Total shareholders' (deficit)
                equity .......................        (278,120)          (825,364)        (1,058,272)          (2,766,003)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of many known and unknown factors, including those factors described elsewhere in this annual report.

OVERVIEW

         We are a rapidly growing provider of Internet services to middle market businesses, educational institutions and governmental organizations. Our primary services include high speed Internet access, co-location services and dedicated application server hosting, or DASH, services.

         We began operations in June 1996. From inception through December 31, 1996, we had total revenues of $65,398. During the year ended December 31, 1997, we expanded operations from one to three POPs and purchased the business customer lists and related customer accounts of one Atlanta-based ISP to end the year with revenues totaling $675,569, an approximate ten-fold growth in revenues. During the year ended December 31, 1998, we expanded our Atlanta data center, purchased the business customer lists and related customer accounts of two Atlanta-based ISPs and purchased Athens' ISP, Inc., based in Athens, Georgia. For the year ended December 31, 1998, we had revenues totaling $2,142,345. For the year ended December 31, 1999, we had revenues totaling $3,235,250, representing 51% growth over 1998. Our customer base grew as follows during these periods:

                                                                 PERIOD FROM
                                                                  INCEPTION
                                                                (MARCH 5, 1996)
                                                                TO DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                                ---------------   -------------------------------
                                                                      1996           1997      1998          1999
                                                                      ----           ----      ----          ----
Customers at beginning of period.............................            0            26        243           474
New customers................................................           26           233        297           197
Non-renewing and terminated customers........................            0           (16)       (66)         (104)
Customers at end of period...................................           26           243        474           567

         Since 1997, our rate of growth has declined due to the lack of capital needed to expand our network, market and sell our services and add technical and support staff. The capital we received from our offering of investment units that closed on January 5, 2000 will provide us the means to develop our planned data center network and fund our operations through April 2000. The number of data centers we ultimately develop will depend upon the amount of capital we raise in future offerings or financings, the likelihood of which we can give no assurances.

         Although we have experienced significant growth in customers and in revenues, we have experienced operating losses and negative cash flows from operations in each quarterly and annual period since our inception. We expect to continue to incur losses and negative cash flows for the foreseeable future. As of December 31, 1999, we had an accumulated deficit of approximately $8.3 million.

         We derive most of our revenues from Internet access fees and data center services. Our data center services currently include co-location, Web hosting and our DASH services. We expect revenues derived from our higher-priced services, such as DASH, co-location and leased lines, to increase as a percentage of revenues in the future. For the year ended December 31, 1999, leased line and co-location revenues increased by 155% and 74%, respectively, over the year ended December 31, 1998. We also expect Web hosting revenues to decline as a percentage of revenues in the future.

         We offer a variety of services to our customers. Depending on the complexity of their Internet strategies, our customers subscribe to as few as one service to over 20 services. As of December 31, 1999, the average customer subscribed to 2.6 services. Based on revenues during this period, our top three Internet access services were

ISDN, T1 and frame relay, and our top two data center services were co-location and Web hosting. As of December 31, 1999, the number of customers using each of these services was 388 for ISDN, 47 for leased lines, 25 for frame relay, 29 for co-location and 90 for Web hosting.

         We generally provide our services under one-year, two-year and three-year contracts. Of the 309 contracts signed during the year ended December 31, 1999, 267 were one-year contracts, 38 were two-year contracts and four were three-year contracts. We have experienced a low monthly rate of customer turnover, averaging 1.4% for the year ended December 31, 1997, 1.5% for the year ended December 31, 1998 and 1.7% for the year ended December 31, 1999.

         We charge installation fees for the initial setup of Internet access and monthly access fees based on a set amount of bandwidth, with additional incremental fees if the customer orders additional bandwidth. Bandwidth refers to the amount of data that can be moved in a given period. We charge installation fees to recover our cost of installing and setting up each customer for data center services and monthly fees according to the services we provide under our agreement with the customer. We recognize monthly revenues in the period in which the services are provided.

         Our installation fees are non-refundable and are priced close to our cost. We do not defer recognition of these fees because we cannot ensure recovery of these costs through future billings. For example, we may lose the customer in the future. By recognizing these fees when they are incurred, we match these revenues with the costs associated with them. We recognize all installation fees in the period in which the service is installed. Installation revenues were 8.5% of total revenues for the year ended December 31, 1997, 6.0% for the year ended December 31, 1998 and 3.9% for the year ended December 31, 1999.

         We also receive revenues from circuit rebill charges, which primarily result from the resale to our customers of distance-sensitive circuits that we purchase from local circuit providers such as BellSouth and MCI Worldcom. Circuit rebill charges consist of both one-time fixed fees for circuit installations that connect the customer to the local provider and variable recurring circuit charges. Recurring circuit charges are billed on a monthly basis and vary based upon circuit type, the distance the circuit spans and/or the circuit usage, as well as the term of the contract. The local circuit provider charges us for the installation and recurring charges, and we then rebill those charges to the customer. Our bill to the customer includes an add-on charge to the recurring circuit charges for which the provider bills us.

         Other revenues we receive consist primarily of transaction processing fees and miscellaneous hardware sales. Transaction processing fees are revenues generated from our e-commerce software and are recognized based on monthly usage. Hardware sales consist of the resale of some hardware components to our customers. Because hardware sales are one-time sales, the revenues we derive from them may vary significantly from period to period.

         Our most significant expense item is our cost of network services, which consists of data communications costs for upstream access, or our connections to the Internet, and data communications charges for downstream access, or our connections to our customers. Upstream access costs consist primarily of payments to network providers such as UUNET, MCI Worldcom, Sprint, GTE Internetworking and other providers. Our downstream access costs consist primarily of payments to BellSouth and MediaOne. The next most significant expense item is salaries and wages paid to our employees.

         Our other costs and expenses include:

         - selling, general and administrative expenses, including advertising costs, employee benefits, professional fees, insurance, general office expense, recruiting, utilities and equipment rentals incurred in the normal course of business, as well as costs associated with various offerings to finance the Company's growth and working capital needs,

         - management fees, consisting of charges from db Telecom Technologies, Inc., an affiliated company that provided us with consulting and management services through June 30, 1999, after which no more management fees will accrue,

         - depreciation and amortization, consisting primarily of the depreciation of our fixed assets, ordinarily over a three to ten-year period, and the amortization of our customer lists, on a customer-by-customer basis, over the lesser of three years or the period the customer uses our services,

         - stock compensation expense, related to stock options that we granted to outside directors and directors who are principal shareholders, as well as stock options granted to employees of db Telecom Technologies, and

         -        interest incurred on our debt.

         We have significantly increased our sales and marketing activities through the expansion of our sales force, increased emphasis on developing reseller and referral channels and increased marketing efforts to build the comstar.net brand. In June 1999, we hired Steven J. Edwards, our Executive Vice President of Sales and Marketing, to design and implement comprehensive sales and marketing plan. Before his hiring, we had not undertaken significant marketing activities. In the third quarter of 1999, however, we began to increase our hiring of sales and marketing personnel to support our planned sales and marketing efforts.

RESULTS OF OPERATIONS

         The following table provides a summary statement of operations, expressed as a percentage of revenues, for the period from inception (March 5, 1996) to December 31, 1996 and for the years ended December 31, 1997, 1998 and 1999. Operating results for any period are not necessarily indicative of results for any future period.



                                         PERIOD FROM
                                          INCEPTION
                                       (MARCH 5, 1996)                         YEAR ENDED
                                       TO DECEMBER 31,                        DECEMBER 31,
                                      ----------------  -------------------------------------------------------
                                            1996               1997               1998                  1999
                                            ----               ----               ----                  ----
REVENUES:                             $     65,398       $    675,569        $  2,142,345          $  3,235,250
                                      ============       ============        ============          ============
Internet access......................         45.2%              59.1%               62.3%                 61.0%
Data center services.................         50.5               30.4                19.5                  19.9
Circuit rebill.......................          0.5                6.5                11.9                  16.3
Other................................          3.8                4.0                 6.3                   2.8
                                      ------------       ------------        ------------          ------------
   Total.............................        100.0%             100.0%              100.0%                100.0%
                                      ============       ============        ============          ============
COSTS AND EXPENSES:
Cost of network services.............        113.1%              78.3%               57.7%                 65.1%
Salaries and wages...................        230.0               54.8                24.3                  46.9
General and administrative...........        102.9               19.5                17.7                  33.1
Rent.................................         33.3                4.9                 5.0                   3.9
Management fees......................         12.2                6.2                 2.8                   0.9
Stock compensation expense...........          0.0                0.0                 0.0                 105.4
Depreciation and amortization........         17.8                8.5                13.3                  13.9
                                      ------------       ------------        ------------          ------------
OPERATING LOSS                              (409.3)%            (72.2)%             (20.8)%              (169.2)%
                                      ============       ============        ============          ============
OTHER (EXPENSE) INCOME:
Costs of canceled initial public
equity offering......................          0.0                0.0                 0.0                 (33.5)
Interest expense.....................        (16.0)%             (9.8)%              (7.0)%                (5.9)%
Other income (loss)..................          0.0                1.0                (0.1)                  0.5
Equity in net loss of investee.......          0.0                0.0                 0.0                  (4.4)
                                      ------------       ------------        ------------          ------------
NET LOSS.............................       (425.3)%            (81.0)%             (27.9)%              (212.6%)
                                      ============       ============        ============          ============

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

         Total revenues increased 51.0% to $3,235,250 for the year ended December 31, 1999 from $2,142,345 for the year ended December 31, 1998 due to substantial increases in Internet access revenues, data center services revenues and circuit rebill revenues as described in the following paragraphs. The increase in total revenues is attributable primarily to a larger number of customers and a higher amount of sales per customer. We had 567 customers at December 31, 1999 with an average monthly billing of approximately $526 per customer for the year ended December 31, 1999 compared with 474 customers with an average monthly billing of approximately $476 per customer for the year ended December 31, 1998. The increase in customers at December 31, 1999 was due primarily to successful marketing efforts and additions to our sales force. The average monthly billing per customer for the year ended December 31, 1999 increased by approximately 10.5% over the average monthly billing per customer for the year ended December 31, 1998 due to existing customers upgrading their level of service and new customers purchasing our higher-priced data center services. We added Symmetrical Digital Subscriber Line, or SDSL, services in May 1999 and DASH services in June 1999.

         Internet access. Internet access revenues were $1,972,674, or 61.0% of total revenues, for the year ended December 31, 1999 and $1,334,053, or 62.3% of total revenues, for the year ended December 31, 1998. The increase in aggregate Internet access revenues was primarily due to overall increases in the customer base and average billing per customer discussed above, along with new services.

         Data center services. Data center services revenues increased to $643,249, or 19.9% of total revenues, for the year ended December 31, 1999 from $417,112, or 19.5% of total revenues, for the year ended December 31, 1998, primarily due to the overall increase in the customer base and average billing per customer discussed above. We completed our expansion of the Atlanta data center facilities in April 1998. This expanded facility, which allowed us to offer our data center services to a broader market, was available to us for the entire year ended December 31, 1999, compared to only eight months during 1998.

         Circuit rebill. Circuit rebill revenues increased to $528,312, or 16.3% of total revenues, for the year ended December 31, 1999 from $255,230, or 11.9% of total revenues, for the year ended December 31, 1998. This increase is due to new and existing customers purchasing or upgrading to higher-end, more expensive services such as T1 and frame relay.

         Other. Other revenues decreased to $91,015, or 2.8% of total revenues, for the year ended December 31, 1999 from $135,950, or 6.3% of total revenues, for the year ended December 31, 1998. The decrease is primarily attributable to a $27,822 decrease in revenues from non-recurring hardware resales.

COST AND EXPENSES

         Cost of network services. Cost of network services increased to $2,106,320, or 65.1% of total revenues, for the year ended December 31, 1999 from $1,235,862, or 57.7% of total revenues, for the year ended December 31, 1998. The increase in cost of network services is due primarily to the increase in the amount of upstream and downstream access services we purchased to serve our growing customer base. As a percentage of revenues, the cost of network services increased due to our purchase of excess upstream capacity to ensure the availability of bandwidth for network growth.

         Salaries and wages. Salaries and wages increased to $1,518,543, or 46.9% of total revenues, for the year ended December 31, 1999 from $521,570, or 24.3% of total revenues, for the year ended December 31, 1998. We had 42 employees, including three new executive officers, as of December 31, 1999 compared to 18 employees at December 31, 1998. We increased the number of our employees in anticipation of expanding our business with the proceeds of our initial public offering, which did not close as we expected.

         General and administrative. General and administrative expenses increased to $1,071,229, or 33.1% of total revenues, for the year ended December 31, 1999 from $379,036, or 17.7% of total revenues, for the year ended December 31, 1998. The increase in general and administrative expenses is attributed primarily to an increase in advertising costs, employee benefits, professional fees, insurance, general office expenses, recruiting, utilities and bad debt expense. These costs increased as we added senior management and other personnel to plan for future growth.

         Rent. As a percentage of total revenues, rent decreased to 3.9% for the year ended December 31, 1999 from 5.0% of total revenues for the year ended December 31, 1998. Rent increased to $124,991 for the year ended December 31, 1999 from $106,417 for the year ended December 31, 1998. The increase in rent is primarily attributable to the addition of the offices in Athens, Georgia in July 1998, Raleigh, North Carolina in February 1999 and Miami, Florida in April 1999.

         Management fees. Management fees decreased to $30,000, or 0.9% of total revenues, for the year ended December 31, 1999 from $60,000, or 2.8% of total revenues, for the year ended December 31, 1998. As of July 1, 1999, we assumed the management functions previously provided by db Telecom Technologies, and we expect to incur no further management fees after that date. We expect no material effects on our results of operations as a result of the cancellation of this arrangement.

         Stock compensation expense. We incurred stock compensation expense of $3,411,233 for the year ended December 31, 1999 related to stock options that we granted to our two outside directors, to two other directors who are principal shareholders, to employees of db Telecom Technologies employees and to four employees of the Company who received options with exercise prices below fair market value. We incurred no corresponding stock compensation expenses during the year ended December 31, 1998.

         Depreciation and amortization. Depreciation and amortization increased to $448,840, or 13.9% of total revenues, for the year ended December 31, 1999 from $284,598, or 13.3% of total revenues, for the year ended December 31, 1998. This increase was primarily due to our purchases of network equipment to serve our growing customer base and office equipment to serve our growing employee base. Property and equipment totaled $1,500,772 at December 31, 1999, and $849,828 at December 31, 1998. During 1998, we purchased Athens' ISP and the business customer lists of two Atlanta-based ISPs, which increased the cost basis of our customer lists by $462,636. Accordingly, we incurred a full year of amortization expense on these customer lists during the year ended December 31, 1999, which contributed to the increase in depreciation and amortization expense.

         Costs of canceled initial public equity offering. During the year ended December 31, 1999, we incurred $1,082,827 of costs associated with our initial public offering, which we withdrew during the fourth quarter. These costs represented 33.5% of total revenues for the year ended December 31, 1999. We incurred no corresponding expenses during the year ended December 31, 1998.

         Interest expense. Net interest expense decreased as a percentage of total revenues to 5.9% for the year ended December 31, 1999 from 7.0% of total revenues for the year ended December 31, 1998. Interest expense, net of interest income of $15,965, increased to $191,015 for the year ended December 31, 1999 from $150,605 for the year ended December 31, 1998 due to the additional debt we incurred to fund our capital purchases and working capital needs. Total debt and obligations under capital leases at December 31, 1999 was $2,204,813 compared to $2,214,232 at December 31, 1998.

         Other income (loss). Other income increased to $14,806, or 0.5% of total revenues, for the year ended December 31, 1999 from a loss of $1,987, or (0.1%) of total revenues, for the year ended December 31, 1998. We recognized a non-recurring loss of $14,111 on the sale of fixed assets during the year ended December 31, 1998.

         Equity in net loss of investee. We currently own 20.3% of the outstanding equity interests of nschool Communication Systems, Inc. During 1999, nschool sustained operating losses exceeding our investment balance. For that reason, we recorded our percentage of the net loss of nschool, bringing our investment balance to zero.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

         Total revenues increased 217.1% to $2,142,345 for the year ended December 31, 1998 from $675,569 for the year ended December 31, 1997 due to substantial increases in Internet access revenues, data center services revenues, circuit rebill revenues and other revenues as described in the following paragraphs. The increase in total revenues is attributable primarily to a larger number of customers, partially offset by a lower amount of sales per customer. We had 474 customers at December 31, 1998 and an average monthly billing of approximately $476 per customer for the year ended December 31, 1998, as compared to 243 customers at December 31, 1997 and an average monthly billing of approximately $518 per customer for the year ended December 31, 1997. The increase in customers at December 31, 1998 was due in part to our purchase of the business customer lists of two ISPs in April 1998 and July 1998 and our purchase of Athens' ISP in July 1998. The average monthly billing per customer for the year ended December 31, 1998 decreased by approximately 8.1% over the average monthly billing for the year ended December 31, 1997 because revenues from lower-priced Internet access services increased at a higher rate than revenues from higher-priced data center services.

         Internet access. Internet access revenues increased to $1,334,053, or 62.3% of total revenues, for the year ended December 31, 1998 from $399,167, or 59.1% of total revenues, for the year ended December 31, 1997 primarily due to the overall increase in the customer base, partially offset by a decrease in the average monthly billing per customer.

         Internet access revenues increased 234.2% for the year ended December 31, 1998 over the year ended December 31, 1997.

         Data center services. Data center services revenues increased to $417,112, or 19.5% of total revenues, for the year ended December 31, 1998 from $205,171, or 30.4% of total revenues, for the year ended December 31, 1997 primarily due to the overall increase in the customer base, partially offset by a decrease in the average monthly billing per customer. We completed our expansion of the Atlanta data center facilities in April 1998. This expanded facility allowed us to offer our data center services to a broader market. Data center services revenues increased 103.3% for the year ended December 31, 1998 over the year ended December 31, 1997.

         Circuit rebill. Circuit rebill revenues increased to $255,230, or 11.9% of total revenues, for the year ended December 31, 1998 from $44,459, or 6.5% of total revenues, for the year ended December 31, 1997. The increase is due to new and existing customers purchasing or upgrading to higher-end, more expensive services such as T1 and frame relay.

         Other. Other revenues increased to $135,950, or 6.3% of total revenues, for the year ended December 31, 1998 from $26,772, or 4.0% of total revenues, for the year ended December 31, 1997. The increase is primarily due to a $42,846 increase in non-recurring hardware resales and $37,533 in transaction processing fees associated with our e-commerce software. We began offering our e-commerce software for customer use in July 1998.

COSTS AND EXPENSES

         Cost of network services. As a percentage of total revenues, cost of network services decreased to 57.7% for the year ended December 31, 1998 from 78.3% for the year ended December 31, 1997. Cost of network services increased to $1,235,862 for the year ended December 31, 1998 from $528,835 for the year ended December 31, 1997. This increase in cost of network services is due primarily to the increase in the amount of upstream and downstream access we purchased to serve our growing customer base. The decrease as a percentage of revenues is due to increased use of excess upstream capacity resulting from the increase in our customer base.

         Salaries and wages. As a percentage of total revenues, salaries and wages decreased to 24.3% for the year ended December 31, 1998 from 54.8% for the year ended December 31, 1997. Salaries and wages increased to $521,570 for the year ended December 31, 1998 from $370,145 for the year ended December 31, 1997. The increase in salaries and wages is primarily due to the increased workforce needed to serve the expanding customer base. We had 18 employees at December 31, 1998 compared to nine employees at December 31, 1997.

         General and administrative. As a percentage of total revenues, general and administrative expenses decreased to 17.7% for the year ended December 31, 1998 from 19.5% for the year ended December 31, 1997. General and administrative expenses increased to $379,036 for the year ended December 31, 1998 from $131,767 for the year ended December 31, 1997. The increase in general and administrative expenses is primarily attributable to increases in advertising expenditures, additional insurance policies, professional fees, general office equipment and computer supply costs as well as dues for our membership in various industry trade organizations.

         Rent. Rent increased to $106,417, or 5.0% of total revenues, for the year ended December 31, 1998 from $33,152, or 4.9% of total revenues, for the year ended December 31, 1997. This increase in rent is due primarily to additional rent incurred with the expansion of our data center and our assumption of a lease in our acquisition of Athens' ISP.

         Management fees. As a percentage of total revenues, management fees decreased to 2.8% for the year ended December 31, 1998 from 6.2% for the year ended December 31, 1997. Management fees increased to $60,000 for the year ended December 31, 1998 from $42,000 for the year ended December 31, 1997. The increase is directly attributable to an increase in monthly management fees from $2,000 to $5,000 that became effective on July 1, 1997.

         Depreciation and amortization expense. Depreciation and amortization increased to $284,598, or 13.3% of total revenues, for the year ended December 31, 1998 from $57,255, or 8.5% of total revenues, for the year ended December 31, 1997. The increase in depreciation expense is primarily due to an increase in the capitalized costs of property and equipment acquired during the year. The cost basis of property and equipment increased to $849,828 at

December 31, 1998 from $384,300 at December 31, 1997. The increase in amortization expense is directly attributed to the amortization of the customer lists and related customer accounts purchased from two other ISPs in April and July 1998 and the amortization of the customer list and related customer accounts acquired with Athens' ISP in 1998. The cost basis of customer lists increased to $547,974 at December 31, 1998 from $85,338 at December 31, 1997.

         Interest expense. As a percentage of total revenues, interest expense decreased to 7.0% for the year ended December 31, 1998 from 9.8% for the year ended December 31, 1997. Interest expense increased to $150,605 for the year ended December 31, 1998 from $66,201 for the year ended December 31, 1997 due to the additional debt we incurred to fund our capital purchases, customer list purchases, the Athens' ISP acquisition, and working capital needs. Total debt and obligations under capital leases at December 31, 1998 was $2,214,232 compared to $1,128,845 at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our operations and capital expenditures primarily through cash flow from operations; borrowings from banks, shareholders and db Telecom Technologies; capital leases; and sales of common stock and investment units. At December 31, 1999, we had outstanding debt and accrued interest of $2,340,946. On December 30, 1999, our registration statement on Form S-1 (Commission File No. 333-92581) relating to the registered limited public offering of 100 investment units consisting of an 8% Senior Convertible Note and a stock purchase warrant sold for an aggregate of $50,000 per unit was declared effective. This offering closed on January 5, 2000, and net proceeds from the offering were approximately $4.5 million after deducting placement agent commissions ($300,000) and expenses related to the offering. In 2000 we repaid $1.2 million in debt and interest (all of which was either owed to or guaranteed by one or more of our affiliates, as explained in Item 11 - Executive Compensation - Compensation Committee Interlocks and Insider Participation), and we have used or are using the balance of approximately $3.3 million for working capital and to pay for costs associated with our Washington, D.C. data center, which we plan to open in April 2000. In addition, at the closing of that offering, we issued a total of 543,738 shares of common stock to Dr. Dayton and Mr. Bruce (one half to each) in exchange for their forgiveness of an additional $618,549 principal plus accrued interest that we owed them, and we issued 236,337 shares to db Telecom Technologies in exchange for its forgiveness of $270,188 principal plus accrued interest that we owed it. As a result, we currently have no long-term debt outstanding, except for $91,991 of capital leases that we intend to continue to pay in the ordinary course of business and $5,000,000 in principal amount of our 8% senior promissory notes.

         We are currently in the process of offering, through a private placement, a minimum of $10,000,000 and a maximum of $30,000,000 of Series B convertible preferred stock to a limited number of investors. In connection with and concurrent with the closing of the proposed offering, we plan to exchange our 8% senior promissory notes for 387,600 shares of Series A convertible preferred stock. The warrants to purchase 1,356,600 shares of our common stock that were purchased by our current noteholders in January 2000 remain outstanding as of the date of this report and will not be exchanged for series A preferred stock.

         From November 23, 1998 through June 30, 1999, we sold 371,786 shares of our common stock in a private placement at a price of $5.71 per share. We used the $2,122,744 of net proceeds of that private placement for working capital. On January 5, 2000, we issued 1,276,658 shares of common stock to these investors, pro rata and without any additional cash payment by those investors.

Net cash used by operating activities was $1,313,882 for the year ended December 31, 1999, $210,355 for the year ended December 31, 1998, $402,451 for the year ended December 31, 1997 and $202,080 for the period from inception (March 5, 1996) to December 31, 1996. Net cash used in investing activities was $710,144 for the year ended December 31, 1999, $1,010,909 for the year ended December 31, 1998, $349,196 for the year ended December 31, 1997 and $120,442 for the period from inception (March 5, 1996) to December 31, 1996. Cash used in investing activities was primarily for the purchase of Athens' ISP in 1998, the purchase of customer lists and related customer accounts from other ISPs in 1998 and 1997, the investment in nschool in 1998 and 1999 and the purchase of property and equipment in all three years. Financing activities provided cash in the amounts of $1,748,504 for the year ended December 31, 1999, $1,450,209 for the year ended December 31, 1998, $799,921 for the year ended December 31, 1997 and $328,924 for the period from inception (March 5, 1996) to December 31, 1996. The primary source of this cash was proceeds from the issuance of long-term debt in each of those three years and the issuance of common stock in the years ended December 31, 1998 and 1999.

         We estimate that the net proceeds of the private placement described above, funds currently on hand and funds to be provided by operations will be sufficient to fund our expansion plans and our working capital needs through September 2000 if we raise the minimum $10,000,000 in that offering and through January 2002 if we raise the maximum $30,000,000. There can be no assurance that this offering or the related transactions will be completed. Failure to complete the offering would raise substantial doubt about the Company's ability to continue as a going concern.

         We may seek additional financing in the future to fund ongoing capital expenditures and liquidity requirements and to further pursue our goal of purchasing and leasing new data centers. We cannot guarantee that we will obtain this financing on acceptable terms or at all or that if we do obtain the financing, it will be adequate to purchase or lease the data centers we need and to satisfy our cash requirements.

         In addition, numerous factors could accelerate our need for additional funding. For example, we intend to grow, in part, through strategic acquisitions, some of which may require significant cash expenditures, but we cannot predict the timing and amount of any acquisitions and expenditures that may occur.

         Our ability to grow will depend not only on acquisitions but also on our ability to expand and improve our operations, the effectiveness of our marketing efforts and our customer support capabilities. In addition, we will need to raise additional capital from equity or debt sources. If we raise additional funds by issuing equity or convertible debt securities, our shareholders may experience dilution, and those securities may have rights, preferences or privileges senior to those of our common stock.

YEAR 2000 COMPLIANCE

OVERVIEW

         We rely on computer software programs, internal operating systems and telephone and other network communications connections to conduct our business. If any of these programs, systems or network connections are not programmed to recognize and properly process dates after December 31, 1999, significant system failures or errors may result. We have experienced no such problems as of the date of this report, although it is still possible that we could experience those problems in the future. These matters are commonly referred to as year 2000 issues, and they could have a material adverse effect on both our affected customers and us. Our potential areas of exposure include:

         - information technology, including computers, software and systems that we have developed internally or purchased or licensed from others, such as our billing system and accounts receivable system,

         - non-information technology, including telephone systems and other equipment that we use internally, and

         - external systems, particularly the systems that comprise the Internet and those services that allow us access to the Internet and our customers to access our network.

         We believe that our internal accounting and operating programs and systems and the network connections we maintain are adequately programmed to address the year 2000 problem. Our costs for assessment, remediation and testing related to the year 2000 problem have been minimal to date, and we do not expect to incur any additional costs that are material.

RISKS

         Our failure to correct a material year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. We supply Internet related services to our customers and have not tested any other products or systems used in our customers' businesses. If our customers have not successfully addressed year 2000 issues in their operations, and as a result they experience temporary or permanent interruptions in their businesses, we may lose revenues from these customers. We cannot estimate the potential expenses involved or delays that may result from the failure of these customers and third parties to have resolved their year 2000 issues. If these expenses, failures or delays do in fact occur, they may have a material adverse effect on our business, financial condition or results and operations.

         In providing Internet access to our customers, we depend upon providers of telecommunications and data services, government agencies, utility companies and other service providers over which we have little or no control. If any of these entities fails to correct its year 2000 issues, our customers may be unable to use the Internet, and our operations would suffer. See "Risk Factors - Potential year 2000 problems may cause us to lose customers and subject us to significant liabilities and costs."

CONTINGENCY PLANS

         We have no specific contingency plans for any year 2000 failures that may occur other than the redundancies already built into our system. For example, we have multiple connections to ISPs, allowing us to route traffic away from any particular provider that may experience problems. We believe if one or more of our providers fail, we will be able to obtain additional connections from either our current providers or new providers. In addition, we have a back-up generator powered by diesel fuel that will provide power for approximately 36-48 hours. We have no plans to establish a more specific contingency plan for year 2000 disruptions, and we have not needed any such contingency plans to date.

         The estimates and conclusions included in this discussion contain forward-looking statements and are based on our management's best estimates of future events. Our expectations about risks may turn out to be incorrect, and any variance from these expectations could cause actual results to differ from this discussion. Factors that could influence risks, amount of future costs and the timing of remediation efforts include our success in identifying and correcting potential year 2000 issues and the ability of others to address their year 2000 issues.

         The statements above related to the ability of our services to operate properly after January 1, 2000 are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act of 1998. Those statements are not a guaranty, contract or warranty, and our compliance with that act does not preclude any claims against us based on the federal securities laws.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We believe that the adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on our financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. SAB 101 requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. SAB 101 is required to be adopted for the quarter ending June 30, 2000. The Company is currently assessing the types of transactions that may be impacted by this pronouncement. The impact of SAB 101 on the financial statement of the Company is not yet known.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our interest income and expense is sensitive to changes in the general level of United States interest rates. Changes in United States interest rates affect the interest that we earn on our cash investments as well as the interest that we incur on our debt. Based on our cash equivalents balance and level of debt at December 31, 1999, our exposure to interest rate risk is not material.

         We believe our exposure to market risks is immaterial. We hold no market risk sensitive instruments for trading purposes. At present, we do not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risks, and we do not currently plan to employ them in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of comstar.net, including comstar.net's balance sheets as of December 31, 1999 and 1998 and statements of operations, statements of cash flows and statements of shareholders' deficit for the three years ended December 31, 1999, together with the report thereto of Arthur Andersen LLP dated March 10, 2000, and the schedule containing certain supporting information, are attached hereto as pages F-1 through F-19.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, DIRECTORS, AND KEY EMPLOYEES

         The executive officers, directors and key employees of comstar.net, and their ages as of March 15, 2000 are listed in the following table. Our articles of incorporation divide our board of directors into three classes, as nearly equal in number as possible. Class I directors' terms expire at the annual meeting of shareholders in 2000, Class II directors' terms expire at the annual meeting of shareholders in 2001, and Class III directors' terms expire at the annual meeting of shareholders in 2002.



NAME                                             AGE        CLASS      POSITION
----                                             ---        -----      --------
Samuel F. Dayton, Ph.D.........................  64         I          Chairman of the Board
J. Cary Howell................................   40         III        Chief Executive Officer and Director
Edward N. Landa................................  30         I          Chief Technology Officer, Secretary and Director
Steven J. Edwards.............................   53         -          Executive Vice President of Sales and Marketing
Michael A. Dayton............................    38         -          Vice President of Network Operations
James L. Bruce, Jr...........................    55         II         Director
Mark S. Hoffman..............................    38         *          Director
Glenn W. Sturm...............................    46         III        Director
Stephen R. Gross.............................    52         II         Director


* Mr. Hoffman was elected to our board by the other directors in January 2000, and his term will expire at our 2000 annual meeting.

         Samuel F. Dayton, Ph.D., a co-founder of comstar.net, has served as Chairman of the Board since we were incorporated in March 1996, and he served as President from our incorporation until November 1999. Since 1994, Dr. Dayton has also served as Chairman and Chief Executive Officer of db Telecom Technologies, Inc., which helps telecommunications companies develop and install their transmission sites, test their equipment for quality and strength of signal, and maintain their equipment after installation. During 1998 and 1999, Dr. Dayton served as the Chairman of the Board of nschool Communications Systems, Inc., a developer and licensor of software that links educators, parents and students. He remains a director of nschool. Dr. Dayton is the father of Michael A. Dayton.

         J. Cary Howell, a co-founder of comstar.net, has served as Chief Executive Officer and as a director since March 1996. From February 1995 to April 1996, Mr. Howell was Manager of Network Operations for MindSpring Enterprises, Inc., an ISP. From February 1993 to February 1995, Mr. Howell was a communications consultant with OmniTech Consulting Group, a consulting group for telecommunications providers such as BellSouth and served as a consultant for various other companies. From April 1991 to April 1993, Mr. Howell was a Senior Engineer for Memotec Corporation, a voice and data service provider. In June 1996, Mr. Howell co-founded the Association of Internet Professionals. He is a life member, served as its first Chairman from June 1996 to May 1998 and currently serves as Vice Chairman and a director.

         Edward N. Landa, a co-founder of comstar.net, has served as Chief Technology Officer since January 1999, as Vice President of Engineering from March 1996 to January 1999, and as Secretary and a director since March 1996. From February 1996 to May 1996, Mr. Landa was an engineer with MindSpring Enterprises, Inc. From February 1994 to February 1996, Mr. Landa served as Network Systems Administrator for Lida Stretch Fabrics, a textile manufacturer. From March 1990 to February 1994, Mr. Landa worked for the Electric Power Research Institute, a company that researches technological solutions for the electricity industry, as an employee of J.A. Jones Applied Research, a research company. Mr. Landa served in various positions at American Communications Company and its parent American Systems Corporation, both of which are communications companies, from 1986 to 1988.

         Steven J. Edwards has served as Executive Vice President of Sales and Marketing since June 1999. From July 1997 to May 1999, Mr. Edwards served as Director, Global Business Programs, EMEA (Europe, Middle East, Africa) for

Bay Networks, a hardware provider of networking equipment that was acquired by Nortel Networks in September 1998. Mr. Edwards served as Director, Customer Development, EMEA for Bay Networks from May 1996 to June 1997. From June 1993 to May 1996, Mr. Edwards held various sales positions at SynOptics Communications, Inc., a hardware provider of networking equipment which merged with another company and was renamed Bay Networks in October 1994. Mr. Edwards began his career in 1970 with International Business Machines Corporation and worked in many sales and marketing functions until his departure in 1989.

         Michael A. Dayton has served as Vice President of Network Operations since August 1999 and served from June 1999 to August 1999 as Vice President of Finance and Mergers and Acquisitions. Mr. Dayton coordinated our engineering and accounting functions from June 1997 to June 1999. From September 1994 to May 1997, Mr. Dayton attended the Whiting School of Engineering at Johns Hopkins University as a graduate student and was also a research scientist at the Center for Nondestructive Evaluation at Johns Hopkins University. Mr. Dayton is the son of Dr. Samuel F. Dayton.

         James L. Bruce, Jr., a co-founder of comstar.net, has served as a director since 1996. He has also served as the President and a director of db Telecom Technologies since 1994. Since 1970, Mr. Bruce has served as an executive with a variety of businesses in the textile and manufacturing industries.

         Mark S. Hoffman has served as a director since January 2000. Mr. Hoffman has been a member of Palisade Capital Management, L.L.C., the investment manager of Palisade Private Partnership, L.P., since October 1994. Mr. Hoffman is also a director of Register.com, a company applying for listing on the Nasdaq National Market as well as several privately held companies including C3i, Inc., Berdy Medical Systems, Inc. and Show Digital, Inc.

         Glenn W. Sturm has served as a director since July 1999. Mr. Sturm has been a partner in the law firm of Nelson Mullins Riley & Scarborough, L.L.P. since 1992, and he presently serves as a member of its Executive Committee. He is a director of The InterCept Group, Inc. and Towne Services, Inc. Mr. Sturm is a principal of Capital Appreciation Partners II and a director and the chief executive officer of Netzee, Inc.

         Stephen R. Gross has served as a director since July 1999. In 1979, Mr. Gross co-founded HLB Gross Collins, P.C., a full-service accounting firm in Atlanta, Georgia. Mr. Gross also serves as a director of the Concert Investment Series Funds, ebank.com, Inc., Ikon Ventures, Inc. and SuperCorp, Inc.

         The purchasers of the investment units sold in January 2000, acting through Palisade Private Partnership, L.P., the purchaser of the largest number of units in this offering, currently have the right:

         - to designate two persons as nominees to our board of directors (one of whom must have relevant industry experience and must be reasonably satisfactory to the other members of the board), which together with the four principal shareholders must constitute a majority of the board unless the holders of 66 2/3% of the outstanding principal amount of the notes consent otherwise (this right is effective so long as the holders of the notes in the aggregate own 5% or more of our equity on a fully diluted basis),

         - to designate one additional person as an observer who is permitted to receive all materials provided to members of the board and its committees and to attend all meetings of the board and its committees, and

         - upon an event of default under the notes, to designate as nominees to the board such number of persons as would then be necessary for all such designees to constitute a majority of the board.

The noteholders have designated Mr. Hoffman as their nominee to the board, and he was elected by the directors to fill a newly created vacancy in January 2000. These rights will terminate upon the exchange of notes for series A preferred stock, which is expected to occur concurrently with the closing of the offering of our series B preferred stock, which is ongoing as of the date of this report.

         For additional information relating to these designation rights, see
Item 11 - Executive Compensation - Compensation Committee Interlocks and Insider Participation. We have no information regarding the identity of the other potential designee to our board.


COMMITTEES OF OUR BOARD OF DIRECTORS

  COMMITTEES AND MEMBERS                                   FUNCTION OF COMMITTEES
  ----------------------                                   ----------------------
  Executive committee                                      - exercises the power of the board of directors
     James L. Bruce, Jr.                                     between board meetings, with some limitations
     Samuel F. Dayton
     Stephen R. Gross
     J. Cary Howell

  Audit committee                                          - reviews our audit functions, including our
     Glenn W. Sturm                                          accounting and financial reporting practices
     Stephen R. Gross                                      - reviews the adequacy of our system of internal
                                                             accounting controls and the quality and integrity
                                                             of our financial statements
                                                           - maintains relations with our independent
                                                             auditors

  Compensation committee                                   - establishes the compensation of our executive
     Glenn W. Sturm                                          officers, including salaries, bonuses,  commissions, and
     Stephen R. Gross                                        benefit plans
                                                           - administers our option and incentive plans

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table describes all compensation earned by or paid or awarded to our chief executive officer for services rendered to us in all capacities during the year ended December 31, 1998 and to our chief executive officer and the two other executive officers earning more than $100,000 for the year ended December 31, 1999. These three officers are the "named executive officers" of our company. None of our officers received compensation in excess of $100,000 for the year ended December 31, 1998.


                                                 SUMMARY COMPENSATION TABLE
                                                 --------------------------

                                                                                                                ALL OTHER
NAME AND PRINCIPAL POSITION                                      YEAR             SALARY            BONUS     COMPENSATION
---------------------------                                      ----          ------------         -----     ------------
J. Cary Howell, Chief Executive Officer.....................     1998          $     69,030          -0-           -0-
 ............................................................     1999               103,479          -0-           -0-
Edward N. Landa, Chief Technology Officer...................     1999               101,972          -0-           -0-
Christopher K. Martin,
former Chief Financial Officer..............................     1999               103,928          -0-           -0-

OPTION GRANTS DURING 1999

         The following table describes the stock options granted to Christopher
K. Martin, the only named executive officer who was granted stock options in 1999. None of the named executive officers exercised options during 1999. The 5% and 10% assumed rates of compounded stock price appreciation are mandated by SEC rules. We cannot guarantee that the actual stock price appreciation over the term will be the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grant. At the end of 1999, no options were in-the-money.




                                                    INDIVIDUAL GRANTS
                          --------------------------------------------------------------------
                                                                                                   POTENTIAL REALIZABLE VALUE
                                                                                                     AT ASSUMED ANNUAL RATES
                            NUMBER OF       PERCENT OF                                                  OF STOCK PRICE
                            SECURITIES    TOTAL OPTIONS                                                 APPRECIATION FOR
                            UNDERLYING     GRANTED TO                                                     OPTION TERM
                            OPTIONS        EMPLOYEES IN     EXERCISE     GRANT      EXPIRATION     --------------------------
NAME                        GRANTED        FISCAL YEAR       PRICE        DATE         DATE            5%             10%
----                      ---------       ------------     ---------    --------    ----------     ----------     -----------
Christopher K. Martin,
former Chief
Financial Officer......     100,000           6.5%          $5.71       03/10/99    03/09/09       $359,099       $910,027



EMPLOYMENT AGREEMENTS

         As a general matter, we do not enter into employment agreements, and we have not entered into employment agreements with any of our executive officers. Rather, the employment relationships with each executive officer are "at will." However, in connection with the initial employment of each executive officer, comstar.net and the executive executed an offer letter which outlines the general compensation and benefits provided to the executive, including base salary, targeted annual bonus, option grants and employee benefits. We granted Steven J. Edwards, our Executive Vice President of Sales and Marketing, an option to purchase 100,000 shares of common stock at an exercise price of $5.71 per share concurrently with the commencement of his employment. These options, which were granted under the comstar.net, inc. Amended and Restated 1999 Stock Option and Incentive Plan, vest in three equal installments on the first three anniversaries of the commencement of his employment and have a term of ten years from the date of grant. In addition, in March 1999 we granted Michael A. Dayton, our Vice President of Network Operations, an option under the 1999 Option Plan to purchase 100,000 shares of common stock at an exercise price of $5.71 per share. As of the date of this memorandum, 66,667 shares subject to the option are vested and the remaining shares vest in June 2000. Mr. Dayton's options have a term of ten years from the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of our compensation committee is or previously has been an officer or employee of ours. None of our executive officers currently serves as a member of the compensation committee or as a director of any entity of which any of our directors serves as an executive officer. Before establishing the compensation committee in August 1999, our board of directors, acting as a whole, determined executive compensation. Dr. Samuel F. Dayton, our Chairman of the Board, and James L. Bruce, Jr., one of our directors, are also directors, executive officers and the sole shareholders of db Telecom Technologies, and Dr. Dayton is also a director and shareholder of nschool Communication Systems, Inc. We have entered into transactions with each of those companies as explained below.

         From the date of our inception in March 1996 and through September 1997, Dr. Dayton and Mr. Bruce loaned us an aggregate of $618,549. These loans earned simple interest at a rate of 10% per year. Immediately before the closing of our January 2000 offering, we issued a total of 543,738 shares to Dr. Dayton and Mr. Bruce (one half to each) in exchange for their forgiveness of this indebtedness.


         From the date of our inception through June 30, 1999, we have paid monthly management fees to db Telecom Technologies in exchange for various administrative, accounting, consulting and other management services. For the year ended December 31, 1998, we paid db Telecom Technologies an aggregate amount of $60,000 for management fees and $4,305 for other services. For the year ended December 31, 1999, we paid db Telecom Technologies $30,000 in management fees and we reimbursed db Telecom Technologies in the amount of $35,844 for other services. On July 1, 1999, we assumed the management functions previously provided by db Telecom Technologies, and we will incur no additional expenses for such management fees after that time.


         In December 1996, db Telecom Technologies agreed to provide additional periodic loans to us on an "as needed" basis. Under this agreement, db Telecom Technologies loaned us an aggregate of $270,188. All amounts extended under this loan earned simple interest at a rate of 10% per year. Immediately before the closing of our January 2000 offering, we issued a total of 236,337 shares to db Telecom Technologies in exchange for its forgiveness of this indebtedness. The repayment of this debt was personally guaranteed by each of Dr. Dayton, Mr. Bruce, J. Cary Howell, our Chief Executive Officer and a director, and Edward N. Landa, our Chief Technology Officer and a director. Dr. Dayton and Mr. Bruce are the sole shareholders of db Telecom Technologies.

         In May 1998, we established a line of credit with Premier Bank to borrow up to an aggregate of $700,000 from time to time, at an annual interest rate of prime plus 1%. Each of Dr. Dayton, Mr. Howell, Mr. Landa and Mr. Bruce gave personal guarantees to Premier Bank that the amounts due under the credit line would be repaid. We repaid this loan and the accrued interest with a portion of the net proceeds from our January 2000 offering.

         In July 1998, Dr. Dayton and Mr. Bruce personally borrowed $383,985 from The First National Bank of Commerce on our behalf, and then loaned us the money to fund our purchase of Athens' ISP. We repaid approximately $100,000 of this loan in February 1999, when Dr. Dayton and Mr. Bruce obtained an extension of the loan's maturity date to August 27, 1999. We repaid the principal amount of $283,985 and accrued interest on loan, which was subsequently extended in August 1999, with a portion of the net proceeds of our January 2000 offering.

         In September 1998, we borrowed $200,100 from Premier Bank under a promissory note bearing interest at an annual rate of prime plus 1%. Dr. Dayton personally guaranteed the repayment of this note. We made a principal payment of $50,000 in each of March 1999 and July 1999. We repaid this loan and the accrued interest with a portion of the net proceeds from our January 2000 offering.

         In December 1998, we entered into an agreement with nschool Communication Systems, Inc., a developer and licensor of software that links educators, parents and students. Under the agreement, we developed software applications for nschool in exchange for 25% of the then outstanding common stock of nschool. In addition, we promised not to compete with nschool by utilizing the developed technology, and nschool granted us the right to match any contract for Internet access presented to nschool by any other ISP. We granted to nschool a license to use both the combined software product and the separable components for limited purposes, and nschool granted to us a license to use the components of the software for any purpose and to use the combined software product for limited purposes. During 1999, nschool completed a private placement of its common stock that decreased our ownership interest in nschool to 20.3% as of December 31, 1999.

         In September 1999, we granted options to purchase an aggregate of 520,000 shares of our common stock to key employees of db Telecom Technologies at an exercise price of $5.71 per share in connection with consulting services these employees performed for us. All of these options were granted pursuant to our Amended and Restated 1999 Stock Option and Incentive Plan and are currently exercisable. At December 31, 1999, 2,000 of the options had been forfeited.

         In September 1999, the board granted each of Mr. Dayton and Mr. Bruce an option to purchase 137,500 shares of common stock at an exercise price of $5.71 per share in consideration for their financial and management support of us since our inception. These options were granted under our Amended and Restated 1999 Stock Option and Incentive Plan, are immediately exercisable and have a term of ten years from the date of grant.

         In November 1999, Dr. Dayton agreed to lend us up to $140,000 to cover short-term expenses. The outstanding principal amount of this loan earned interest at a rate of 10% per year and was payable on the earlier of January 15, 2000 or the closing of our January 2000 offering. We borrowed the full $140,000 from Dr. Dayton under this arrangement. We repaid this loan and the accrued interest with a portion of the net proceeds of our January 2000 offering.

         Upon the completion of our January 2000 offering, we and our four principal shareholders - Dr. Dayton, Mr. Bruce, Mr. Landa and Mr. Howell - entered into a shareholders agreement with Palisade Private Partnership, L.P., the purchaser of the largest number of units in that offering, as agent for all of the holders of the notes sold in that offering. The shareholders agreement provides that so long as the holders of the notes in the aggregate beneficially own 5% or more of our equity on a fully diluted basis, the agent, acting on behalf of the noteholders, will have the right to designate two people as nominees to serve on our board of directors. These two nominees, together with the four principal shareholders, must constitute a majority of the board unless the holders of 66 2/3% of the outstanding principal amount of the notes consent otherwise. One of these two nominees must have relevant experience in our industry and must be reasonably satisfactory to the other members of the board. Additionally, until we complete an initial underwritten public offering of securities, the agent will have the right to designate one person as an observer who will be entitled to receive notice of all meetings of the board and its committees, to receive all materials distributed to members of the board and its committees, and to attend all meetings of the board and its committees. Upon an event of default under the notes, the agent will have the right to designate as nominees to the board such number of persons as would then be necessary for all of the agent's designees to constitute a majority of the board. Each of the principal shareholders will agree to vote his shares of our stock and to vote as a director to achieve the board composition described above. We have no information regarding the identity of any potential designee under the shareholders agreement other than Mark S. Hoffman, who was elected to the board by the directors in January 2000 pursuant to this arrangement. Under the shareholders agreement, each of the principal shareholders will also agree not to sell or otherwise dispose of any shares of our capital stock except to members of his immediate family or related trusts or estates, and these permitted transferees must agree to hold the shares subject to the terms of the shareholders agreement. This shareholders agreement terminates when the notes are satisfied in full. We anticipate that this will occur upon the exchange of all of the notes for shares of series A preferred stock concurrently with the closing of the offering of our series B preferred stock, which is ongoing as of the date of this report.

         Since our inception, a portion of our business has resulted from our relationship with db Telecom Technologies. We expect to continue to benefit from this relationship in the future, particularly with respect to educational and governmental contracts we may jointly pursue.

DIRECTOR COMPENSATION

         Our bylaws allow our board of directors to determine from time to time the compensation that directors may receive for their service as directors. Since inception, however, our directors have served without cash compensation, except for reimbursement for out-of-pocket expenses for each meeting attended.

         We granted to each of Mr. Gross and Mr. Sturm options to purchase 100,000 shares of common stock at an exercise price of $5.71 per share in September 1999. These options were vested with respect to one-third of the shares as of the date of grant and will vest with respect to the remaining shares in two equal installments on each of the next two anniversaries of the date they commenced service on the board. The options have a term of five years from the date of grant. For additional information regarding options and awards directors are eligible to receive under the comstar.net Director Stock Option Plan, see "- comstar.net, inc. Director Stock Option Plan" below.

COMSTAR.NET, INC. AMENDED AND RESTATED 1999 STOCK OPTION AND INCENTIVE PLAN

         In March 1999, the board of directors adopted the 1999 Stock Option and Incentive Plan under which a maximum of 1,700,000 shares of our common stock were available to be granted to employees, consultants and others rendering services to us. In September 1999, we increased the number of shares available for grant under this plan to 2,300,000 shares, and in October 1999 our shareholders approved the 1999 Option Plan, as amended. The number of shares that may be granted under the 1999 Option Plan automatically increases on January 1 of each calendar year to an amount equal to 15% of our common stock outstanding on December 31 of the previous year, calculated on a fully diluted basis, if that amount is greater than the maximum amount previously available for grant under the 1999 Option Plan. Options may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code, which permits the deferral of taxable income related to the exercise of the option, or nonqualified options not entitled to the tax deferral. Incentive stock options may only be granted to employees, and the exercise price must be at least equal to the fair market value of the common stock on the date the options are granted. In addition, the 1999 Option Plan allows for awards of restricted stock and stock appreciation rights.

         The board of directors and the compensation committee administer the 1999 Option Plan. Under the 1999 Option Plan, the number of shares for which options may be granted and the number of shares that may be issued under unexercised options are adjusted to take into account some of the events affecting the common stock, including stock splits, dividends payable in common stock and business combinations. Within the limits specified in the 1999 Option Plan, the board of directors and the compensation committee, in their discretion, select the recipients of awards and the number of options granted under the 1999 Option Plan and determine other matters such as:

         -        vesting and exercisability schedules,

         - the exercise price of options, which cannot be less than 100% of the fair market value of the common stock on the date of grant for all stock options, and

         -        the duration of awards.

         Our general practice has been to make all options granted under the 1999 Option Plan vest in three equal installments on the first three anniversaries of the date the optionee commences employment. As of December 31, 1999, we had granted options to purchase 1,537,250 shares of common stock under the 1999 Option Plan at an exercise price of $5.71 per share. All of these options have a term of ten years from the date of grant. As of December 31, 1999, 2,000 of the options had been forfeited.

COMSTAR.NET, INC. DIRECTOR STOCK OPTION PLAN

         Our board of directors approved the Director Stock Option Plan in September 1999, and our shareholders approved the Director Stock Option Plan in October 1999. The Director Option Plan provides for the grant of non-qualified stock options to our non-employee directors. The Director Option Plan authorizes the issuance of up to 600,000 shares of common stock under options having an exercise price equal to the fair market value of the common stock on the date the options are granted. Under the Director Option Plan, the number of shares for which options may be granted and the number of shares that may be issued under unexercised options are adjusted to take into account some of the events affecting the common stock, including stock splits, dividends payable in common stock and business combinations. The board of directors administers the Director Option Plan.

         The Director Option Plan provides for grants of options to acquire shares of common stock to each non-employee director who is initially elected to the board of directors after the date of approval of the Director Option Plan. The board of directors will establish the number of shares in each grant, the exercise terms and vesting schedules of each option on the grant date. Each option will expire five years after the date of grant, unless cancelled sooner as a result of termination of service or death, or unless the option is fully exercised before the end of the option period. As of December 31, 1999, options to acquire 200,000 shares of common stock were outstanding under the Director Option Plan at an exercise price of $5.71 per share. All of these options have a term of five years from the date of grant.

DIRECTOR AND OFFICER LIABILITY AND INDEMNIFICATION

         Our articles of incorporation provide that no director will be personally liable to us or any of our shareholders for any breach of the duties of office, except that the elimination of liability does not apply to:

         - appropriations of business opportunities in violation of the director's duties,

         -        knowing or intentional misconduct or violation of law,

         - liability for assenting to distributions which are illegal or improper under Georgia law or our articles of incorporation, and

         - liability for any transaction in which the director derived an improper personal benefit.

         In addition, our articles of incorporation state that if Georgia law is ever amended to allow for greater exculpation of directors than presently permitted, the directors will be relieved from liabilities to the fullest extent provided by Georgia law, as so amended. No further action by the board of directors or our shareholders is required, unless Georgia law provides otherwise. No modification or repeal of our articles of incorporation will adversely affect the elimination or reduction in liability provided by them with respect to any alleged act occurring before the effective date of that modification or repeal.

         We have entered into indemnification agreements with each of our directors and executive officers that give these individuals similar rights to indemnification and contribution.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information with respect to the beneficial ownership of our common stock as of March 15, 2000 by:

o each person known by us to beneficially own more than 5% of the outstanding shares of common stock, o each of our directors and currently employed executive officers named in the summary compensation table, and o all of our directors and executive officers as a group.

         Unless otherwise indicated, the address of each of the beneficial owners identified is c/o comstar.net, inc., 2812 Spring Road, Suite 210, Atlanta, Georgia 30339. Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to all shares of common stock owned by them. Percentage of ownership is based on 12,428,514 shares of common stock outstanding as of March 15, 2000. Shares of common stock issuable under options, common stock purchase warrants, and convertible notes held by the respective person or group that may be exercised within 60 days after March 15, 2000 are referred to in this memorandum as "presently convertible securities." Under SEC rules, presently convertible securities are deemed to be outstanding and to be beneficially owned by the person or group holding those securities for the purpose of computing the percentage ownership of the person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

                                                                            SHARES BENEFICIALLY OWNED
                                                                               BEFORE THE OFFERING
                                                                               -------------------
                       NAME OF BENEFICIAL OWNER                              NUMBER           PERCENT
                       ------------------------                              ------           -------
Palisade Private Partnership, L.P. (1) ......................               2,093,028           14.4%
Samuel F. Dayton(2)..........................................               3,184,538           25.3
J. Cary Howell...............................................               2,482,490           20.0
Edward N. Landa(3)...........................................               2,502,764           20.1
James L. Bruce, Jr.(4).......................................               3,145,706           25.0
Glenn W. Sturm(5)............................................                  33,333              *
Stephen R. Gross (5).........................................                  33,333              *
Mark S. Hoffman (6) .........................................               2,093,028           14.4
BB&T Capital Partners, LLC (7)...............................               1,151,165            8.5
All directors and executive officers as a group (9 persons)(8)             13,277,687           89.3

*  Less than 1% of the outstanding common stock.

(1) Consists of 1,550,388 shares of common stock that may be issued on the exercise of a convertible note and 542,640 shares of common stock that may be acquired on the exercise of a presently exercisable stock purchase warrant. The address of Palisade Private Partnership, L.P. is One Bridge Plaza, Fort Lee, New Jersey 07024.

(2) Includes 137,500 shares of common stock that may be issued on the exercise of presently exercisable stock options. Also includes: 38,832 shares of common stock held by the Mauney Family Limited Partnership; and 236,337 shares of common stock held by db Telecom Technologies, Inc., all of which may be deemed to be beneficially owned by Dr. Dayton. Dr. Dayton disclaims beneficial ownership of the shares held by the Mauney Family Limited Partnership and db Telecom Technologies, Inc., except to the extent of his pecuniary interest in the shares.

(3) Includes 10,000 shares of common stock owned by Mr. Landa's wife and 12,264 shares of common stock held by seven trusts of which Mr. Landa is the sole trustee, all of which may be deemed to be beneficially owned by Mr. Landa. Mr. Landa disclaims beneficial ownership of all of these 22,264 shares, except to the extent of his pecuniary interest in the shares.

(4) Includes 400,000 shares of common stock held by Tartan Family Properties, L.P., all of which may be deemed to be owned by Mr. Bruce. Mr. Bruce disclaims beneficial ownership of these 400,000 shares except to the extent of his pecuniary interest in the shares. Includes 137,500 shares of common stock that may be issued on the exercise of presently exercisable stock options. Also includes 236,337 shares of common stock held by db Telecom Technologies, Inc., all of which may be deemed to be beneficially owned by Mr. Bruce. Mr. Bruce disclaims beneficial ownership of the shares owned by db Telecom Technologies, Inc., except to the extent of his pecuniary interest in the shares. Mr. Bruce's address is c/o Yonah Manufacturing Company, P.O. Box 280, Cornelia, Georgia 30531.

(5) Consists of 33,333 shares of common stock that may be issued on the exercise of presently exercisable stock options.

(6) Consists of 1,550,388 shares of common stock that may be issued on the exercise of a convertible note and 542,640 shares of common stock that may be acquired on the exercise of a presently exercisable stock purchase warrant, each of which is owned by Palisade Private Partnership, L.P. See note (1) above. Mr. Hoffman is a member of Palisade Capital Management, LLC, the investment manager of Palisade Private Partnership, L.P. Mr. Hoffman disclaims beneficial ownership of the securities held by Palisade Private Partnership, L.P., except to the extent of his pecuniary interest in the securities. Mr. Hoffman's address is c/o Palisade Private Partnership, L.P., One Bridge Plaza, Fort Lee, NJ 07024.

(7) Consists of 852,713 shares of common stock that may be issued on the exercise of a convertible note and 298,452 shares of common stock that may be acquired on the exercise of a presently exercisable stock purchase warrant. The address of BB&T Capital Partners, LLC is 200 West Second Street, Fourth Floor, Winston-Salem, NC 27101.

(8) Includes 341,666 shares of common stock that may be issued on the exercise of presently exercisable stock options granted to our directors, 448,832 shares of common stock held by affiliates of certain members of the group and 12,264 shares of common stock held by trusts for which members of the group serve as trustee, which may be deemed to be beneficially owned by those members. Also includes 236,337 shares held by db Telecom Technologies, Inc., all of the stock of which is held by Dr. Dayton and Mr. Bruce, and 1,550,388 shares of common stock that may be issued on the exercise of a convertible note and 542,640 shares of common stock that may be acquired on the exercise of a presently exercisable stock purchase warrant held by Palisade Private Partnership, L.P. See notes (1) and (6) above.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We believe that all of the following transactions, as well as all of the transactions described in Item 11 - Executive Compensation - Compensation Committee Interlocks and Insider Participation, were made on terms no less favorable to us than could have been obtained from other unaffiliated parties. All future transactions, including loans, between us and our officers, directors, principal shareholders and their affiliates will be approved by a majority, but not fewer than two, of our disinterested directors, and will continue to be on terms no less favorable to us than could be obtained from other unaffiliated parties.

         In June 1999, we sold 8,757 shares of common stock at $5.71 per share to Steven J. Edwards, our Executive Vice President of Sales and Marketing, who was an officer at the time of sale.

         Our director Glenn W. Sturm is a partner in the law firm of Nelson Mullins Riley & Scarborough, L.L.P., where he serves as a member of the executive committee. Nelson Mullins has advised us regarding securities and corporate law matters since August 1998.

         In addition to the transactions described above, other transactions involving Dr. Samuel F. Dayton, our Chairman of the Board, James L. Bruce, Jr., one of our directors and principal shareholders, their affiliates, J. Cary Howell, our Chief Executive Officer and a director, and Edward N. Landa, our Chief Technology Officer and a director, are described in Item 11 - Executive Compensation - Compensation Committee Interlocks and Insider Participation.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following consolidated financial statements of comstar.net, inc. and its subsidiaries are filed as part of this Annual Report and are attached hereto as pages F-1 to F-24:

         Report of Independent Public Accountants
         Balance Sheets as of December 31, 1998 and 1999 Statements of Operations for the years ended December 31,
              1997, 1998 and 1999
         Statements of Shareholders' Equity for the years ended
              December 31, 1997, 1998 and 1999
         Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 Notes to Financial Statements

(a)(2)   Financial Statement Schedules

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                               Charged to
                                                Beginning       Costs and                      Ending
Description                                      Balance        Expenses       Deductions      Balance
                                                ---------      ----------      ----------     --------
For fiscal year ended:
  December 31, 1997: Allowance for doubtful
    accounts                                     $    --         $ 19,426       $    --       $ 19,426
  December 31, 1998: Allowance for doubtful
    accounts                                     $19,426         $ 24,039       $18,018       $ 25,447
  December 31, 1999: Allowance for doubtful
    accounts                                     $25,447         $120,275       $31,090       $114,632

(a)(3)   Exhibits

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

     2.1*+      Asset Purchase Agreement dated as of June 30, 1998 between
                ISP, Inc. and the registrant.
     3.1*       Amended and Restated Articles of Incorporation dated November
                22, 1998.
     3.2*       Amended and Restated Bylaws.
     4.1        See Exhibits 3.1 and 3.2 for provisions defining the rights of the comstar.net shareholders.
     4.2        Form of 8% Senior Promissory Note (incorporated by reference to Appendix A to the prospectus filed on December 30, 1999 pursuant to Rule 424(b)(3), included in registration statement
                no. 333-92581).
     4.3        Form of Stock Purchase Warrant (incorporated by reference to
                Appendix B to the prospectus filed on December 30, 1999
                pursuant to Rule 424(b)(3), included in registration statement
                no. 333-92581).
     4.4*       Amended and Restated Shareholder Agreement dated December 1,
                1998; Amendment No. 1 to Amended and Restated Shareholder
                Agreement dated August 31, 1999.
     4.5        Form of Shareholders Agreement (incorporated by reference to
                Appendix C to the prospectus filed on December 30, 1999
                pursuant to Rule 424(b)(3), included in registration statement
                no. 333-92581).
     4.6        Form of Subscription Agreement (incorporated by reference to
                Appendix D to the prospectus filed on December 30, 1999
                pursuant to Rule 424(b)(3), included in registration statement
                no. 333-92581).
     10.1*/**   Amended and Restated 1999 Stock Option and Incentive Plan,
                including form of Stock Option Agreement attached thereto.
     10.2*/**   Director Stock Option Plan, including form of Director Stock
                Option Agreement attached thereto. 10.3* Form of
                Indemnification Agreement between comstar.net, inc. and each of its directors and executive officers.
     10.4*      Lease of office space from The Emerson Center Company dated
                September 30, 1999.
     10.5*      Lease of office space from The Emerson Center Company dated
                October 15, 1999.
     10.6*      Form of Network Services Agreement between comstar.net and its customers.
     10.7*      Form of Internet Access Service Addendum to the Network
                Services Agreement.
     10.8*      Form of Colocation Service Addendum to the Network Services
                Agreement.
     10.9*      Form of Corporate Acceptable Use Policy Addendum to the
                Network Services Agreement.
     10.10*     Form of Special Access Services Agreement between comstar.net and its customers.
     10.11*     Form of Non-Solicitation, Confidentiality and Assignment
                Agreement between comstar.net, inc. and each of its employees.
     21.1*      Subsidiaries of the Company.
     24.1       Power of Attorney (included on signature pages hereto).
     27.1       Financial Data Schedule (for SEC use only).

 ------------------
 * Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-92581) as declared effective by the Securities and Exchange Commission on December 30, 1999.
 ** This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).
 + We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request, as provided in
      Item 601(b)(2) of Regulation S-K.
 (b)  Reports on Form 8-K

         There were no Reports on Form 8-K filed during the fiscal quarter ending December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                           comstar.net, Inc.
    March 29, 2000
-----------------------------------        By: /s/ J. Cary Howell
Date                                          ----------------------------------
                                                   J. Cary Howell
                                                   Chief Executive Officer



                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, J. Cary Howell and Samuel F. Dayton, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                                           Title                                   Date
----------                                           -----                                   ----
   /s/  J. Cary Howell                               Chief Executive Officer                 March 29, 2000
--------------------------------------------         (principal executive officer)
        J. Cary Howell

  /s/  Edward N. Landa                               Chief Technology Officer and            March 29, 2000
--------------------------------------------         Director
       Edward N. Landa

 /s/  Steven J. Edwards
--------------------------------------------         Executive Vice President of             March 29, 2000
      Steven J. Edwards                              Sales and Marketing

 /s/  Steven F. Jerman
--------------------------------------------         Controller and Acting                   March 29, 2000
      Steven F. Jerman                                Principal Financial Officer

 /s/ Samuel F. Dayton
--------------------------------------------         Director                                March 29, 2000
    Samuel F. Dayton

 /s/  James L. Bruce, Jr.
--------------------------------------------         Director                                March 29, 2000
      James L. Bruce, Jr.

--------------------------------------------         Director                                March __, 2000
    Glenn W. Sturm

 /s/  Stephen R. Gross
--------------------------------------------         Director                                March 29, 2000
      Stephen R. Gross

 /s/  Mark S. Hoffman
--------------------------------------------         Director                                March 29, 2000
      Mark S. Hoffman

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To comstar.net, inc.:


We have audited the accompanying balance sheets of COMSTAR.NET, INC. (a Georgia corporation) as of December 31, 1998 and 1999 and the related statements of operations, shareholders' deficit, and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of comstar.net, inc. as of December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant net operating losses in each year since its formation. As of December 31, 1999, the Company had an accumulated deficit of approximately $8.3 million. The Company has also sustained negative cash flows from operations since inception. The Company has yet to obtain funding to finance operations through fiscal year 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1 to the financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Arthur Andersen LLP




Atlanta, Georgia
March 10, 2000

                                COMSTAR.NET, INC.


                                 BALANCE SHEETS




                                     ASSETS

                                                                             DECEMBER 31
                                                                    ----------------------------
                                                                       1998             1999
                                                                    -----------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                                        $   283,621      $     8,099
   Accounts receivable, net of allowance for
      doubtful accounts of $25,447 and
      $114,632 in 1998 and 1999, respectively                           234,390          271,388
   Prepaid and other current assets                                       4,764           86,817
   Deferred transaction costs                                                 0          323,320
                                                                    -----------      -----------
            Total current assets                                        522,775          689,624
                                                                    -----------      -----------
PROPERTY AND EQUIPMENT:
   Computers and telecommunications equipment                           689,350        1,251,108
   Furniture and fixtures                                                11,613           23,527
   Property under capital leases (Note 8)                                46,886          124,158
   Leasehold improvements                                               101,979          101,979
                                                                    -----------      -----------
                                                                        849,828        1,500,772
   Less accumulated depreciation                                       (195,999)        (426,132)
                                                                    -----------      -----------
      Property and equipment, net                                       653,829        1,074,640
                                                                    -----------      -----------
OTHER ASSETS:
   Investment in nschool (Note 4)                                        82,744                0
   Acquired customer base, net of accumulated
      amortization of $157,475 and $376,182
      in 1998 and 1999, respectively (Note 3)                           390,499          171,791
                                                                    -----------      -----------
            Total other assets                                          473,243          171,791
                                                                    -----------      -----------
            Total assets                                            $ 1,649,847      $ 1,936,055
                                                                    ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of debt (Note 5)                              $   902,469      $   800,100
   Note payable to related party (Note 5)                               270,188          270,188
   Notes payable to shareholders (Note 5)                             1,002,534        1,042,534
   Current portion of obligations under capital leases (Note 8)          28,067           40,323
   Accounts payable                                                     113,604        1,436,334
   Accrued professional fees                                             28,100          641,974
   Accrued liabilities                                                  141,629          184,491
   Accrued interest                                                     135,501          136,133
   Advance billings                                                      75,053           98,313
                                                                    -----------      -----------
            Total current liabilities                                 2,697,145        4,650,390
                                                                    ===========      ===========
LONG-TERM LIABILITIES:
   Obligations under capital leases (Note 8)                             10,974           51,668
                                                                    -----------      -----------
            Total long-term liabilities                                  10,974           51,668
                                                                    -----------      -----------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' DEFICIT (NOTE 6):
   Preferred stock, $0 par value; 5,000,000
      shares authorized, 0 shares issued and
      outstanding in 1998 and 1999                                            0                0
   Common stock, $0 par value:
      50,000,000 shares authorized, 10,063,892 and
         10,371,786 shares issued and
         outstanding in 1998 and 1999, respectively                     364,822        2,122,744
      Additional paid-in capital                                              0        3,510,092
      Deferred compensation (Note 6)                                          0          (98,859)
   Accumulated deficit                                               (1,423,094)      (8,299,980)
                                                                    -----------      -----------
            Total shareholders' deficit                              (1,058,272)      (2,766,003)
                                                                    -----------      -----------
            Total liabilities and shareholders' deficit             $ 1,649,847      $ 1,936,055
                                                                    ===========      ===========




      The accompanying notes are an integral part of these balance sheets.

                                COMSTAR.NET, INC.


                            STATEMENTS OF OPERATIONS




                                                                         DECEMBER 31
                                                       ------------------------------------------------
                                                           1997              1998              1999
                                                       ------------      ------------      ------------
REVENUES:
  Internet access                                      $    399,167      $  1,334,053      $  1,972,674
  Data center services                                      205,171           417,112           643,249
  Circuit rebills                                            44,459           255,230           528,312
  Other                                                      26,772           135,950            91,015
                                                       ------------      ------------      ------------
            Total revenues                                  675,569         2,142,345         3,235,250
                                                       ------------      ------------      ------------
COSTS AND EXPENSES:
  Cost of network services                                  528,835         1,235,862         2,106,320
  Salaries and wages                                        370,145           521,570         1,518,543
  General and administrative                                131,767           379,036         1,071,229
  Rent                                                       33,152           106,417           124,991
  Management fees (Note 9)                                   42,000            60,000            30,000
  Depreciation and amortization                              57,255           284,598           448,840
  Stock compensation expense                                      0                 0         3,411,233
                                                       ------------      ------------      ------------
            Total costs and expenses                      1,163,154         2,587,483         8,711,156
                                                       ------------      ------------      ------------
OPERATING LOSS                                             (487,585)         (445,138)       (5,475,906)
                                                       ------------      ------------      ------------
OTHER (EXPENSE) INCOME:
  Costs of canceled initial public equity offering
     (Note 6)                                                     0                 0        (1,082,827)
  Interest expense, net                                     (66,201)         (150,605)         (191,015)
  Other income (loss)                                         6,542            (1,987)           14,806
  Equity in net loss of investee                                  0                 0          (141,944)
                                                       ------------      ------------      ------------
            Total other expenses                            (59,659)         (152,592)       (1,400,980)
                                                       ------------      ------------      ------------
LOSS BEFORE INCOME TAXES                                   (547,244)         (597,730)       (6,876,886)
INCOME TAX BENEFIT                                                0                 0                 0
                                                       ------------      ------------      ------------
NET LOSS                                               $   (547,244)     $   (597,730)     $ (6,876,886)
                                                       ============      ============      ============
NET LOSS PER SHARE:
  Basic and diluted                                    $      (0.05)     $      (0.06)     $      (0.67)
                                                       ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               10,000,000        10,005,731        10,269,640
                                                       ============      ============      ============


        The accompanying notes are an integral part of these statements.

                                COMSTAR.NET, INC.


                       STATEMENTS OF SHAREHOLDERS' DEFICIT




                                                 COMMON STOCK
                                                 UNDESIGNATED           ADDITIONAL
                                          -------------------------      PAID IN        DEFERRED        ACCUMULATED
                                            SHARES         AMOUNT        CAPITAL      COMPENSATION        DEFICIT         TOTAL
                                          ----------     ----------     ----------     -----------      -----------    -----------
BALANCE, DECEMBER 31, 1996                     1,000     $        0     $        0     $         0      $  (278,120)   $  (278,120)

  Net loss                                         0              0              0               0         (547,244)      (547,244)
                                          ----------     ----------     ----------     -----------      -----------    -----------
BALANCE, DECEMBER 31, 1997                     1,000              0              0               0         (825,364)      (825,364)

  Net loss                                         0              0              0               0         (597,730)      (597,730)
  Exchange of common stock                 9,999,000              0              0               0                0              0
  Issuance of common stock                    63,892        364,822              0               0                0        364,822
                                          ----------     ----------     ----------     -----------      -----------    -----------
BALANCE, DECEMBER 31, 1998                10,063,892        364,822              0               0       (1,423,094)    (1,058,272)

  Net loss                                         0              0              0               0       (6,876,886)    (6,876,886)
  Issuance of common stock                   307,894      1,757,922              0               0                0      1,757,922
  Issuance of stock options                        0              0      3,510,092      (3,510,092)               0              0
  Amortization of deferred compensation            0              0              0       3,411,233                0      3,411,233
                                          ----------     ----------     ----------     -----------      -----------    -----------
BALANCE, DECEMBER 31, 1999                10,371,786     $2,122,744     $3,510,092     $   (98,859)     $(8,299,980)   $(2,766,003)
                                          ==========     ==========     ==========     ===========      ===========    ===========



        The accompanying notes are an integral part of these statements.

                                COMSTAR.NET, INC.


                            STATEMENTS OF CASH FLOWS




                                                                             DECEMBER 31
                                                             -------------------------------------------
                                                               1997             1998             1999
                                                             ---------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(547,244)     $  (597,730)     $(6,876,886)
                                                             ---------      -----------      -----------
  Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                          57,255          284,598          448,840
         Equity in net loss of investee                              0                0          141,944
         Stock compensation expense                                  0                0        3,411,233
         Changes in operating assets and liabilities:
            Accounts receivable, net                           (65,339)        (160,308)         (36,998)
            Prepaid and other current assets                         0           (4,764)         (82,053)
            Deferred transaction costs                               0                0         (323,320)
            Accounts payable                                   111,565            2,039        1,322,730
            Accrued professional fees                                0           25,600          613,874
            Accrued liabilities                                (28,128)         109,143           42,862
            Accrued interest                                    50,893           74,561              632
            Advance billings                                    18,547           56,506           23,260
                                                             ---------      -----------      -----------
               Total adjustments                               144,793          387,375        5,563,004
                                                             ---------      -----------      -----------
               Net cash used in operating activities          (402,451)        (210,355)      (1,313,882)
                                                             ---------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of businesses and customer base                     (85,338)        (513,836)               0
  Purchases of property and equipment, net                    (263,858)        (414,329)        (650,944)
  Investment in nschool                                              0          (82,744)         (59,200)
                                                             ---------      -----------      -----------
               Net cash used in investing activities          (349,196)      (1,010,909)        (710,144)
                                                             ---------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                               455,355          469,731                0
  Proceeds from note payable to related party                   55,124          233,080                0
  Proceeds from notes payable to shareholders                  313,250          409,095          140,000
  Principal payments on debt                                   (16,464)         (20,434)        (102,369)
  Repayments of note payable to related party                   (6,000)         (20,016)               0
  Repayments of notes payable to shareholders                   (1,344)         (25,110)        (100,000)
  Obligations under capital leases                                   0           39,041           52,951
  Proceeds from issuance of common stock                             0          364,822        1,757,922
  Bank overdraft                                                     0                0                0
                                                             ---------      -----------      -----------
               Net cash provided by financing activities       799,921        1,450,209        1,748,504
                                                             ---------      -----------      -----------
NET INCREASE (DECREASE) IN CASH                                 48,274          228,945         (275,522)

CASH AT BEGINNING OF PERIOD                                      6,402           54,676          283,621
                                                             ---------      -----------      -----------
CASH AT END OF PERIOD                                        $  54,676      $   283,621      $     8,099
                                                             =========      ===========      ===========
CASH PAID FOR INTEREST                                       $  15,308      $    76,044      $   206,349
                                                             =========      ===========      ===========



        The accompanying notes are an integral part of these statements.

                                COMSTAR.NET, INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998, AND 1999



1.       ORGANIZATION AND BUSINESS OPERATIONS

         comstar.net, inc. (formerly Comstar Communications, Inc.) (the "Company") (a Georgia corporation) is a local, regional, and national provider of Internet access and other enhanced Internet services to businesses, educational institutions, and governmental organizations. The Company was incorporated on March 5, 1996 and commenced operations on June 10, 1996.

         The Company has incurred significant net operating losses in each year since its formation. As of December 31, 1999, the Company had an accumulated deficit of approximately $8.3 million. The Company has also sustained negative cash flows from operations since inception. The Company expects that it will continue to incur net losses and negative cash flows from operations as it continues to expend substantial resources on sales and marketing initiatives and network expansion efforts. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

         In addition, any increase in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, increase in customer lists acquired, or significant acquisition opportunities could have a material adverse effects on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth, and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding and attempt to attain profitability in its existing markets. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as the acquisition of a complementary business or the development of new services, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

         On January 5, 2000, the Company completed a registered offering with the Securities and Exchange Commission raising net proceeds of approximately $4.5 million through the sale of 100 investment units at $50,000 each, each unit consisting of an 8% senior promissory note and a stock purchase warrant (Note 11). The proceeds of the offering are being used to fund working capital needs and to repay outstanding debt and accrued interest of approximately $1.2 million. However, the Company currently anticipates needing substantially more cash to fund fiscal year 2000 operations. It currently is in the process of offering, through a private placement, a minimum of $10,000,000 and a maximum of $30,000,000 of Series B convertible preferred stock to a limited number of investors. In connection with and concurrent with the closing of the proposed offering, the Company plans to exchange its 8% senior promissory notes for Series A convertible preferred stock. There can be no assurance that this offering or the related transactions will be completed. Failure to complete the offering would raise substantial doubt about the Company's ability to continue as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         SOURCES OF SUPPLIES

         The Company relies on third-party networks, local and long distance telephone companies, and other companies to provide data communications capacity. Although management believes that alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

         LONG-LIVED ASSETS

         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and cost in excess of net assets acquired related to those assets to be held and used and for long-lived assets and certain identifiable intangible assets to be disposed of.

         The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and acquired customer base to determine whether any impairment exists. If circumstances suggest that the asset values may be impaired, an assessment of the assets' estimated fair values is performed based on the estimated undiscounted cash flows expected to be generated from such assets over the remaining lives of the long-lived assets, and an impairment loss is recognized in the statement of operations equal to the difference between the estimated fair values and the assets' carrying values. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Expenditures for improvements are capitalized, and replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Depreciation is provided on a straight-line basis over the remaining estimated useful lives, as follows:

                 Computers and telecommunications equipment    Five years
                 Furniture and fixtures                        Ten years
                 Leasehold improvements                        Three years

         PROPERTY UNDER CAPITAL LEASES

         The Company leases certain of its data communication and other equipment under lease agreements accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Property under capital leases is depreciated over the lesser of their estimated useful lives of five years or the terms of the leases.

         ADVERTISING COSTS

         The Company expenses all advertising costs as incurred.

         REVENUE RECOGNITION

         The Company's revenues consist primarily of (i) Internet access, (ii) data center services, (iii) circuit rebills, and (iv) other revenues. Internet access revenues consist primarily of recurring revenues received for Internet access services. Data center services revenues consist primarily of recurring revenues received for co-location, dedicated application server hosting, E-mail, domain name, and Web hosting services. Circuit rebills consists primarily of the resale of distance-sensitive circuits from local loop providers to the Company's customers. Other revenues consist primarily of transaction processing fees and miscellaneous hardware sales.

         Revenues are recognized as services are provided. Installation and customer set-up fees are recognized upon completion of services and comprised approximately 4% of total monthly revenues during 1999. Fees billed to customers related to installation and customer set-up are charged in order to recover the Company's cost of installing and setting up each customer. Transaction processing fees are generated from the use of the Company's e-commerce software and are recognized based upon monthly usage. Hardware sales are recognized upon the delivery of the hardware to the customer.

         ADVANCE BILLINGS

         Advance billings represent the liability for billings made to customers in advance of services being provided. Such amounts are recognized as revenue when the related services are performed.

         LIMITED SERVICE WARRANTIES

         The Company's customer contracts provide a limited service level warranty related to the continuous availability of service. This warranty provides a credit for free service for disruption in Internet access services. The Company accrues for such costs as estimated at the time of the sale. Credits issued for disruption in service were approximately $1,400, $5,200, and $500 for the years ended December 31, 1997, 1998, and 1999, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash, debt, and other short-term assets and liabilities. Based on the short-term nature or variable interest rates of these financial instruments, the estimated fair values of the Company's financial instruments approximate their carrying values as of December 31, 1998 and 1999.

         CREDIT RISK

         The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The concentration of credit risk is mitigated by the large number of customers comprising the customer base. The carrying amounts of the Company's receivables approximate their fair values as of December 31, 1998 and 1999.

         SIGNIFICANT CUSTOMERS

         During the year ended December 31, 1997, sales to one of the Company's customers were approximately $128,000, representing approximately 19% of the Company's total revenues. There were no amounts due from this customer as of December 31, 1997. There were no sales to customers representing 10% or more of the Company's revenues during the year ended December 31, 1998.

         During the year ended December 31, 1999, sales to one of the Company's customers were approximately $325,000, representing approximately 10% of the Company's total revenues. There were no amounts due from this customer as of December 31, 1999.

         NET LOSS PER SHARE

         Basic and diluted net loss per share were computed in accordance with SFAS No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. Basic loss per share is based on the weighted average number of shares outstanding. Diluted loss per share is based on the weighted average number of shares outstanding, and the dilutive effect of common stock equivalent shares issuable upon the exercise of stock options (using the treasury stock method). Net loss for basic and diluted earnings per share is the same for basic and diluted earnings (loss) per share; therefore, no reconciliation of the numerator is presented.

         On February 4, 1998, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 98, "Computation of Earnings Per Share." SAB No. 98 requires the retroactive inclusion of nominal issuances of common stock and common stock equivalents on earnings per share calculations for all periods presented and precludes the use of the treasury stock method for these issuances. Management believes that all issuances of common stock and stock options have been made at the current market value at the time of issuance either in exchange for cash, services or other consideration and that there have been no nominal issuances.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction as well as the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. SAB 101 requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. SAB 101 is required to be adopted for the quarter ending June 30, 2000. The Company is currently assessing the types of transactions that may be impacted by this pronouncement. The impact of SAB 101 on the financial statement of the Company is not yet known.

3.       ACQUISITIONS

         ATHENS' ISP, INC.

         On July 1, 1998, Comstar acquired certain assets of Athens' ISP, Inc. under the terms of an asset purchase agreement. The acquisition consisted primarily of Internet access business subscribers and related computer and telecommunications equipment. The purchase price was $326,678, of which $275,478 was allocated to the customer list and related accounts and $51,200 was allocated to the equipment acquired.

         The customer list and related accounts acquired is being amortized on a straight-line basis over three years. No goodwill was recorded.

         This acquisition was accounted for under the purchase method in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, the purchase price has been allocated to the net assets acquired based on their estimated fair values.

         ACQUIRED CUSTOMER BASE

         The Company capitalizes specific costs incurred related to the purchase of customer lists and related accounts from other Internet service providers. These costs include the actual fees paid as well as other expenses specifically related to the transactions. The following less significant purchases of customer lists and related accounts occurred during fiscal years 1997 and 1998:

                  SYSTEMS ATLANTA COMMUNICATIONS SYSTEMS, INC.

                  On July 25, 1997, the Company acquired the business customer list and related accounts of Systems Atlanta Communications Systems, Inc. and certain related generic computer and telecommunications equipment under the terms of a purchase agreement. The purchase price was $148,343, of which $85,338 was allocated to the customer list and related accounts and $63,005 was allocated to the equipment acquired.

                  HOLLANDER, DOWS AND REINHARDT

                  On April 3, 1998, the Company acquired the business customer list and related accounts of Hollander, Dows and Reinhardt under the terms of a purchase agreement. The purchase price was $30,808, all of which was allocated to the customer list and related accounts.

                  WATCH ME NOW, INC.

                  On July 31, 1998, the Company acquired the business customer list and related accounts and certain related computer and telecommunications equipment from Watch Me Now, Inc. under the terms of a purchase agreement. The purchase price was $179,350, of which $156,350 was allocated to the customer list and related accounts and $23,000 was allocated to the equipment acquired.

         The Company amortizes customer lists and related accounts over the lesser of three years or their calculated customer churn. Subsequent to an acquisition that results in the recording of customer lists or other intangible assets, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful lives of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses a calculation of customer churn or an estimate of the related business segment's undiscounted net income or cash flows, as appropriate, over the remaining life of the assets in measuring whether such assets are recoverable in accordance with SFAS No. 121.


4.       INVESTMENT IN NSCHOOL COMMUNICATION SYSTEMS, INC.

         On December 10, 1998, the Company entered into an agreement with nschool Communication Systems, Inc. ("nschool"), an internet communications company servicing educational institutions. The agreement required the Company to develop specialized software applications and provide related services to nschool in exchange for a 25% ownership interest in nschool. In accordance with APB Opinion No. 17, "Intangible Assets," the ownership interest in nschool was valued at the cost incurred to develop the software provided. Services were provided under this agreement from August 1998 through June 1999. The Company accounts for the investment in nschool under the equity method of accounting.

         During 1999, nschool sustained operating losses exceeding the Company's investment balance. The Company therefore, recorded its percentage of the net loss of nschool bringing its investment balance to zero. The Company will track those losses in excess separately, and any subsequent realization of income from nschool will first go to reduce the excess losses. During 1999, nschool completed a private placement of its common stock resulting in a decrease of the Company's ownership interest in nschool to 20.3% as of December 31, 1999.


5.       DEBT

         Borrowings at December 31, 1998 and 1999 consisted of the following:

                                                                                                  1998             1999
                                                                                              -----------      -----------
         Note payable to related party, interest at 10%, principal and interest payable at maturity, April 30, 2000 or upon closing of an initial public offering, whichever is sooner; secured by certain assets of the Company and
         personal guarantees by four of the Company's principal shareholders                  $   270,188      $   270,188

         Note payable to shareholders, interest at 8.75%, principal and interest
         payments payable at maturity, January 27, 2000                                           383,985          283,985

         Note payable to shareholders, interest at 10%, principal and interest payable at maturity, April 30, 2000 or upon closing of an initial public
         offering, whichever is sooner, secured by certain assets of the Company                  618,549          618,549

         Note payable to shareholder, interest at 10%, principal and interest payable at maturity, January 15, 2000, or upon closing of an initial public
         offering, whichever is sooner                                                                  0          140,000

         Note payable to bank, interest at prime plus 1%, principal payable at maturity, January 15, 2000 and interest payments payable monthly; secured by certain assets of the Company and personal guarantees by one of the
         Company's principal shareholders                                                         200,100          100,100

         Revolving credit facility, interest at prime plus 1%, principal and accrued interest due at maturity, January 15, 2000 secured by certain assets of the
         Company and personal guarantees by four of the Company's principal
         shareholders                                                                             700,000          700,000

         Note payable to bank, interest at prime plus 1%, principal and interest payments payable monthly through February 15, 1999; secured by certain
         assets of the Company                                                                $     2,369      $         0
                                                                                              -----------      -----------
                                                                                                2,175,191        2,112,822

         Less current maturities of debt                                                       (2,175,191)      (2,112,822)
                                                                                              -----------      -----------
                                                                                              $         0      $         0
                                                                                              ===========      ===========

         In April 1997, the Company entered into a one-year revolving credit facility (the "Revolving Credit Facility") with a local commercial lending institution to provide up to $500,000 of financing for the Company's operations. In May 1998, the Company extended the Revolving Credit Facility an additional year and increased the available credit to $700,000. During 1999, the Company extended the maturity of the Revolving Credit Facility to January 15, 2000. At December 31, 1998 and 1999, the Revolving Credit Facility had been fully drawn (Note 11).

         In July 1998, two of the Company's principal shareholders entered into a lending arrangement with a bank on behalf of the Company. In connection with this lending arrangement, the shareholders then loaned the funds obtained to the Company with terms that mirrored the terms of the shareholders' note payable to the bank. The Company has been making principal and interest payments directly to the bank on behalf of the shareholders since the inception of the obligation. During 1999, the bank extended the maturity of the obligation from the shareholders to January 27, 2000 and the interest rate was lowered from 9% to 8.75%. The shareholders then extended the maturity of the note to the Company and lowered the interest rate on the note with terms that mirrored the terms negotiated with the bank. (Note 11).

         In November 1999, one of the Company's principal shareholders agreed to lend the Company up to $140,000 to cover short-term operating expenses. The outstanding principal amount of this loan earns interest at a rate of 10% per year and is payable on January 15, 2000 (Note 11).

         On December 10, 1999, the maturities of the notes payable to a related party and to shareholders totaling $270,188 and $618,549, respectively, were extended from January 1, 2000 to April 30, 2000 (Note 11).


6.       SHAREHOLDERS' DEFICIT

         COMMON STOCK

         In April 1996, the Company's board of directors authorized the issuance of 1,000 shares of zero par value common stock. Each of the Company's four founders received 250 shares of the common stock.

         On November 19, 1998, the Company's articles of incorporation were amended and restated to authorize 105,000,000 shares of stock of all series. The authorization included 10,000,000 shares of common stock designated as Series A, 10,000,000 shares of common stock designated as Series B, 80,000,000 shares of undesignated common stock, and 5,000,000 shares designated as preferred stock. The two classes of common stock are identical except that shares of common stock Series A are entitled to one vote per share and shares of common stock Series B are entitled to ten votes per share. All of the series of stock have zero par values. Two of the original shareholders exchanged 250 shares each of the previously issued common stock for 2,500,000 shares each of the Series A common stock. The two remaining shareholders exchanged their previously issued shares for 2,500,000 shares each of the newly issued Series B common stock. All per share and share amounts (except for shareholders' deficit) have been restated for the exchanges.

         SALE OF COMMON STOCK

         In November and December 1998, the Company sold 63,892 shares of Series A common stock for $5.71 per share to several private investors resulting in total proceeds of $364,822.

         From January 1, 1999 to June 30, 1999, the Company sold 307,894 shares of Series A common stock to several private investors for total proceeds of $1,757,922. All shares were sold at $5.71 per share.

         REVERSE STOCK SPLIT

         On November 22, 1999, the Company, after obtaining board and shareholder approval, amended and restated the articles of incorporation and effected a 1-for-2 reverse stock split with respect to its outstanding capital stock. The amendment to the articles of incorporation decreased the number of authorized shares of its undesignated common stock to 50,000,000, eliminated the authorized shares of Series A and Series B common stock, and converted all outstanding shares of each series to shares of common stock without designation as to series. Additionally, the amendment to the articles of incorporation required supermajority approval by the directors and shareholders of change of control transactions, such as mergers, a sale of substantially all assets, etc., and implemented a classified board of directors. All common share and per share information in these financial statements have been retroactively adjusted to reflect the reverse stock split, the decrease in the number of authorized shares of the Company's undesignated common stock to 50,000,000, and the elimination of the authorized shares of Series A and Series B common stock (Note 11).

         CANCELED INITIAL PUBLIC EQUITY OFFERING

         In November 1999, the Company withdrew a planned initial public equity offering of its common stock. As a result of the decision not to complete the offering, the Company wrote off associated expenses of approximately $1,083,000 which primarily related to SEC filing fees, accounting and legal fees, and printing costs directly attributable to the canceled initial public equity offering.

         EMPLOYEE STOCK OPTION PLAN

         On March 1, 1999, the Company's board of directors approved the 1999 Stock Option and Incentive Plan (the "Plan") to grant incentive stock options to purchase the Company's common stock. The Plan provided for the issuance of options to purchase up to 1,700,000 shares of the Company's common stock. On September 1, 1999, the Company's board of directors amended the Plan. The Amended and Restated 1999 Stock Option and Incentive Plan (the "Amended Plan") provides for an additional 600,000 shares of the Company's common stock to be available for grant, bringing the total amount of shares available from 1,700,000 to 2,300,000.

         STOCK OPTION GRANTS

         The Company granted 677,250 stock options to employees of the Company under the Plan at $5.71 per share between March 10, 1999 and July 16, 1999. In the opinion of management, the fair value of the Company's common stock on the dates of grant was equal to the exercise price; therefore, no compensation expense was recorded at the dates of grant. These options vest at the rate of one-third per year from the date of original hire and expire ten years from the date of grant.

         On September 1, 1999, two of the Company's principal shareholders were granted 137,500 options each under the Amended Plan at $5.71 per share. These options vest immediately upon the date of grant and expire ten years from the date of grant. Compensation expense of approximately $162,000 was recorded in connection with this grant.

         On September 1, 1999, 520,000 option grants were made to certain employees of dbTelecom Technologies, Inc. ("Teletech") under the Amended Plan at $5.71 per share. These options vest immediately upon the date of grant and expire ten years from the date of grant. Compensation expense of approximately $3,204,000 was recorded in connection with these grants using the fair value method of accounting as prescribed by SFAS No 123.

         On September 17, 1999, 65,000 options were made to four employees of the Company under the Amended Plan at $5.71 per share. These options vest at the rate of one-third per year from the date of original hire and expire ten years from the date of grant. Compensation expense of approximately $5,000 was recorded during 1999 in connection with these grants. A summary of the status of the Company's stock options at December 31, 1999 and changes during the year then ended is presented in the following table:

                                                              WEIGHTED
                                                               AVERAGE
                                                              PRICE PER
                                                SHARES          SHARE
                                              ----------      ---------
         Outstanding at December 31, 1998              0      $   0.00
           Granted                             1,537,250          5.71
           Forfeited                              (2,000)        (5.71)
                                              ----------      --------
         Outstanding at December 31, 1999      1,535,250      $   5.71
                                              ==========      ========

         Exercisable at December 31, 1999      1,032,418      $   5.71
                                              ==========      ========

         The Company accounts for its stock-based compensation plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument and allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

         The Company has computed for pro forma disclosure purposes the value of all options granted during the year ended December 31, 1999 using the minimum value method as prescribed by SFAS No. 123 using the following assumptions:

                 Risk free interest rate                5.2% to 6%
                 Expected dividend yield                0
                 Expected lives                         Five to ten years
                 Expected volatility                    84%

         If the Company had accounted for these grants in accordance with SFAS No. 123, the Company's reported pro forma net loss for the year ended December 31, 1999 would have increased to the following pro forma amount:

                   Net loss:
                     As reported                      $ (6,876,886)
                     Pro forma                         (10,615,800)
                   Net loss per share:
                     Basic and diluted:
                        As reported                   $      (0.67)
                        Pro forma                            (1.03)

         DIRECTOR STOCK OPTION PLAN

         On September 1, 1999, the Company's board of directors approved the Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the issuance of options to purchase up to 600,000 shares of the Company's common stock. On September 1, 1999, the Company granted 100,000 options each to two of the Company's directors at $5.71 per share. These options vest one-third immediately upon the date of grant, and then at a rate of one-third per year for the next two years from the date they commenced services as directors. The options expire five years from the date of grant. Compensation expense of approximately $52,000 was recorded in connection with these grants during 1999. The Company's board of directors will establish the number of shares and vesting schedules for each future grant made under the Director Plan.


7.       INCOME TAXES

         Prior to January 1, 1999, the Company was an S corporation and was generally not subject to corporate level taxes on its net income because such income was attributed to the Company's shareholders, and taxes on such income were directly payable by them.

         On January 1, 1999, the Company became a C corporation for income tax purposes. Accordingly, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the value of net operating losses and offsetting valuation allowances provided against assets which are not likely to be realized.

         Upon conversion to C corporation status, the Company recorded deferred taxes for which it will be responsible resulting from the termination of S corporation status. The components of the total deferred tax assets as of December 31, 1999 are as follows:

                 Deferred tax assets:
                     Net operating loss carryforward                            $ 2,512,605
                     Allowance for doubtful accounts                                 43,514
                     Amortization of customer lists                                 119,559
                     Accrued interest                                                44,690
                                                                                -----------
                               Total deferred tax assets                          2,720,368
                                                                                -----------
                 Deferred tax liabilities:
                     Depreciation of property and equipment                          69,777
                                                                                -----------
                        Net deferred tax assets before valuation allowance        2,650,591
                     Less valuation allowance                                    (2,650,591)
                                                                                -----------
                        Net deferred tax assets                                 $         0
                                                                                ===========

         At December 31, 1999, the Company provided a valuation allowance against the entire net deferred tax asset balance because it is uncertain whether the net deferred tax assets resulting from these deferred tax items will be realized through future taxable income.

         The following summarizes the components of the income tax benefit for the year ended December 31, 1999:

                 Current
                     Federal                           $(2,336,693)
                     State                                (272,156)
                 Deferred:
                     Federal                                56,769
                     State                                   6,612
                     Valuation allowance                 2,545,468
                                                       -----------
                                                       $         0
                                                       ===========


         A reconciliation from the federal statutory rate to the tax benefit for the year ended December 31, 1999 is as follows:

              Statutory federal tax rate                            (34.0)%
              State income taxes, net of federal tax benefits        (4.0)
              Permanent differences--meals and entertainment          1.0
              Valuation allowance                                    37.0
                                                                     ----
                                                                      0.0%
                                                                     ====


8.       COMMITMENTS AND CONTINGENCIES

         LEASE OBLIGATIONS

         The Company leases office space under noncancelable operating leases expiring on various dates through 2004. The Company recorded rent expense of approximately $33,152, $106,417, and $124,991 for the years ended December 31, 1997, 1998, and 1999, respectively, related to these operating leases.

         Minimum future payments under noncancelable capital and operating leases as of December 31, 1999 for each of the next five years ended December 31 are as follows:

                                                                           CAPITAL         OPERATING
                                                                           LEASES            LEASES
                                                                          ---------        --------
             2000                                                         $  48,963        $133,082
             2001                                                            33,084          74,406
             2002                                                            21,456          73,304
             2003                                                                 0          76,119
             2004                                                                 0          58,730
                                                                          ---------        --------
                           Total minimum lease payments                     103,503        $415,641
                                                                                           ========
             Less imputed interest                                          (11,512)
                                                                          ---------
             Present value of minimum capitalized lease payments             91,991
             Less current portion of obligations under capital leases       (40,323)
                                                                          ---------
             Long-term portion of obligations under capital leases        $  51,668
                                                                          =========


         LEGAL PROCEEDINGS

         The Company is subject to lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any pending legal proceedings will not have a material adverse effect on the Company's business or financial condition.

         DEPENDENCE ON OTHER INTERNET ACCESS AND TELECOMMUNICATIONS PROVIDERS

         The Company depends on other corporations such as UUNET Technologies, Inc. ("UUNET"), GTE Internetworking ("GTE"), Sprint Communications Company, L.P. ("Sprint"), Intermedia Communications, Inc., and other facilities-based and nonfacilities-based carriers for the Company's subscribers' access to Internet. The Company has entered into supply agreements with Sprint, GTE, UUNET, and other carriers to provide access to the Internet. The contracts are generally for a term of one to three years but are subject to early termination in certain instances. Some of the contracts also contain minimum purchase requirements. In addition, the Company depends on local carriers such as BellSouth and MediaOne for their subscribers' transmission to the Company's network. The Company's ability to maintain and expand business depends in part on its ability to enter into favorable contracts with the aforementioned access providers and carriers. The Company's success also depends on the cooperation of interexchange and local exchange carriers originating and terminating service in a timely manner. The partial or total loss of ability to initiate or terminate access to the internet would result in a loss of revenues and could lead to a loss of subscribers.


9.       RELATED-PARTY TRANSACTIONS

         DB TELECOM TECHNOLOGIES, INC.

         Teletech is a communications company that builds, maintains and installs technology upgrades on cellular and PCS networks. Teletech is co-owned by two of the shareholders of the Company. In December 1996, Teletech agreed to pay certain operating expenditures on the Company's behalf and began to charge the Company a management fee for the use of certain employees of Teletech. All expenditures paid by Teletech are included in the Company's note payable to Teletech. During 1997, 1998, and 1999, Teletech paid $7,124, $153,065, and $35,844, respectively, in operating expenses on the Company's behalf.

         Additionally, Teletech charged the Company management fees of $42,000, $60,000, and $30,000 during 1997, 1998, and 1999, respectively. As of
         December 31, 1998 and 1999, the Company's note payable balance to Teletech was $270,188. The Company also reimbursed Teletech directly in cash for various expenses totaling $35,844 through September 1, 1999. On July 1, 1999, the Company assumed the management functions previously provided by Teletech and therefore will no longer pay management fees in the future.

         NSCHOOL

         The Company owned 20.3% of the outstanding common stock of nschool as of December 31, 1999 (Note 4). In addition to the development of the software, the Company performed services related to the design of nschool's corporate logo for which it charged a total of $1,462 during 1998. No such services were provided during 1999. One of the Company's principal shareholders and its Chairman of the board of directors was also the Chairman of the board of directors of nschool through January 2000. This shareholder was also granted a 5% interest in nschool at December 10, 1998 which was diluted as a result of nschool's private offering during 1999.

         SALE OF COMMON STOCK TO EXECUTIVES

         In connection with the sale of the Company's shares to several private investors from November 23, 1998 through June 30, 1999 (Note 6), the Company sold 8,757 shares of common stock at $5.71 per share to each of two executives of the Company on June 30, 1999.

         SHAREHOLDER LOAN

         In November 1999, one of the Company's principal shareholders agreed to lend the Company up to $140,000 to cover short-term operating expenses. The outstanding principal amount of this loan earns interest at a rate of 10% per year and is payable on the earlier of January 15, 2000 or the closing of an initial public offering, whichever is sooner (Note
         11).

         DIRECTOR APPOINTMENT

         On July 29, 1999, a partner in a law firm which is providing services to the Company with respect to general corporate matters as well as in connection with the Company's proposed initial public offering was one of two directors appointed to the board of directors of the Company. As of December 31, 1999, approximately $480,750 was due to this law firm for previously provided services. Professional fees totaling $67,576 were paid to this law firm during the year ended December 31, 1999.


10.      COMPANY NAME CHANGE

         On July 29, 1999, the Company's board of directors unanimously voted to change the name of the Company to comstar.net, inc. from ComStar Communications, Inc. The name change became legally effective on August 2, 1999. The accompanying financial statements have been modified to reflect that change.

11.      SUBSEQUENT EVENTS

         REGISTERED OFFERINGS AND RELATED TRANSACTIONS

         On January 5, 2000, the Company completed a registered offering with the Securities and Exchange Commission of 100 investment units at $50,000 each with each unit consisting of an 8% senior promissory note and a stock purchase warrant. The Company paid approximately $486,000 in fees and expenses associated with the offering out of the proceeds. The offering was made to a limited number of investors. In connection with and concurrent with the closing of the offering, the Company completed the following three transactions. First, the Company effected a two-for-one forward stock split. Second, the Company issued a total of 1,276,658 shares of common stock (after the completion of the two-for-one stock split) to purchasers in the private placement of common stock completed in June 1999 (Note 6) without any additional cash payment by those investors. Third, the Company issued a total of 780,075 shares of common stock (after the completion of the two-for-one stock split) to shareholders and Teletech to settle the outstanding principal and accrued interest of the $270,188 note payable to Teletech and the $618,549 note payable to its shareholders (Note 5).

         The Company used some of the proceeds of this offering to pay off amounts outstanding under its Revolving Credit Facility ($700,000), its note payable to its bank ($100,100), and its notes payable to its shareholders ($283,985 and $140,000, respectively) (Note 5).

         All common share and per share information in these financial statements have been adjusted to reflect the forward two-for-one stock split discussed above and the reverse one-for-two split discussed in
         Note 6.

         The Company is in the process of offering through a private placement a minimum of $10,000,000 and a maximum of $30,000,000 of Series B convertible preferred stock to a limited number of investors. In connection with and concurrent with the closing of the proposed offering, the Company plans to exchange its 8% senior promissory notes for newly issued Series A convertible preferred stock. There can be no assurance that this offering or the related transactions will be completed.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

    2.1*+      Asset Purchase Agreement dated as of June 30, 1998 between
               ISP, Inc. and the registrant.
    3.1*       Amended and Restated Articles of Incorporation dated November
               22, 1998.
    3.2*       Amended and Restated Bylaws.
    4.1        See Exhibits 3.1 and 3.2 for provisions defining the rights of the comstar.net shareholders.
    4.2        Form of 8% Senior Promissory Note (incorporated by reference to Appendix A to the prospectus filed on December 30, 1999 pursuant to Rule 424(b)(3), included in registration statement
               no. 333-92581).
    4.3        Form of Stock Purchase Warrant (incorporated by reference to
               Appendix B to the prospectus filed on December 30, 1999
               pursuant to Rule 424(b)(3), included in registration statement
               no. 333-92581).
    4.4*       Amended and Restated Shareholder Agreement dated December 1,
               1998; Amendment No. 1 to Amended and Restated Shareholder
               Agreement dated August 31, 1999.
    4.5        Form of Shareholders Agreement (incorporated by reference to
               Appendix C to the prospectus filed on December 30, 1999
               pursuant to Rule 424(b)(3), included in registration statement
               no. 333-92581).
    4.6        Form of Subscription Agreement (incorporated by reference to
               Appendix D to the prospectus filed on December 30, 1999
               pursuant to Rule 424(b)(3), included in registration statement
               no. 333-92581).
    10.1*/**   Amended and Restated 1999 Stock Option and Incentive Plan,
               including form of Stock Option Agreement attached thereto.
    10.2*/**   Director Stock Option Plan, including form of Director Stock
               Option Agreement attached thereto.
    10.3*      Form of Indemnification Agreement between comstar.net, inc.
               and each of its directors and executive officers.
    10.4*      Lease of office space from The Emerson Center Company dated
               September 30, 1999.
    10.5*      Lease of office space from The Emerson Center Company dated
               October 15, 1999.
    10.6*      Form of Network Services Agreement between comstar.net and its customers.
    10.7*      Form of Internet Access Service Addendum to the Network
               Services Agreement.
    10.8*      Form of Colocation Service Addendum to the Network Services
               Agreement.
    10.9*      Form of Corporate Acceptable Use Policy Addendum to the
               Network Services Agreement.
    10.10*     Form of Special Access Services Agreement between comstar.net and its customers.
    10.11*     Form of Non-Solicitation, Confidentiality and Assignment
               Agreement between comstar.net, inc. and each of its employees.
    21.1*      Subsidiaries of the Company.
    24.1       Power of Attorney (included on signature pages hereto).
    27.1       Financial Data Schedule (for SEC use only).


-------------
    * Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-92581) as declared effective by the Securities and Exchange Commission on December 30, 1999.
    ** This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).
    + We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request, as provided in
         Item 601(b)(2) of Regulation S-K.